Form 10-K
period 1999-12-31
NORTHERN BORDER PIPELINE CO
filed 2000-03-28
CIK 1095355

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C.  20549
                     _______________________

                          F O R M  10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
Commission file number: 333-88577

                NORTHERN BORDER PIPELINE COMPANY
     (Exact name of registrant as specified in its charter)


         TEXAS                               74-2684967
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)        Identification No.)


      1111 SOUTH 103rd STREET, OMAHA, NEBRASKA       68124-1000
       (Address of principal executive offices)      (zip code)
Registrant's telephone number, including area code:  402-398-7700
                       ___________________

   Securities registered pursuant to Section 12(b) of the Act:


Title of each class           Name of each exchange on which registered

                         None

   Securities registered pursuant to Section 12(g) of the Act:
                              None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    No  X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 1, 2000, was $0.

              NORTHERN BORDER PIPELINE COMPANY
                      TABLE OF CONTENTS


                                                           Page No.


                           Part I

     Item 1.  Business                                           1
     Item 2.  Properties                                        12
     Item 3.  Legal Proceedings                                 13
     Item 4.  Submission of Matters to a Vote of Security
               Holders                                          13

                           Part II

     Item 5.  Market for Registrant's Common Equity  and
               Related Stockholder Matters                     14
     Item 6.  Selected Financial Data                          15
     Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations   16
     Item 7a. Quantitative and Qualitative Disclosures About
               Market Risk                                     21
     Item 8.  Financial Statements and Supplementary Data      21
     Item 9.  Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure          21

                          Part III

     Item 10. Partnership Management                           22
     Item 11. Executive Compensation                           24
     Item 12. Security Ownership of Certain Beneficial Owners
               and Management                                  29
     Item 13. Certain Relationships and Related Transactions   29

                           Part IV

     Item 14. Exhibits, Financial Statement Schedules and
               Reports on Form 8-K.                            32

                           PART I

Item 1.   Business

General

  Northern Border Pipeline Company is a general partnership formed in 1978. The general partners are Northern Border Partners, L.P. and TC PipeLines, LP, both of which are publicly traded partnerships. Each of Northern Border Partners and TC PipeLines holds its interest in us, 70% and 30% of voting power, respectively, through a subsidiary limited partnership. The general partners of Northern Border Partners and its subsidiary limited partnership are Northern Plains Natural Gas Company and Pan Border Gas Company, both subsidiaries of Enron Corp., and Northwest Border Pipeline Company, a subsidiary of The Williams Companies, Inc. The general partner of TC PipeLines and its subsidiary limited partnership is TC PipeLines GP, Inc., a subsidiary of TransCanada PipeLines Limited.

  We own a 1,214-mile United States interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to natural gas markets in the midwestern United States. Our pipeline system connects with multiple pipelines, which provides shippers with access to the various natural gas markets served by those pipelines.

  Our pipeline system was initially constructed in 1982 and was expanded and/or extended in 1991, 1992 and 1998. The most recent expansion and extension, called The Chicago Project, was completed in late 1998, and increased our pipeline system's ability to receive natural gas by 42% to its current capacity of 2,373 million cubic feet per day. In the year ended December 31, 1999, we estimate that we transported approximately 23% of the total amount of natural gas imported from Canada to the United States. Over the same period, approximately 91% of the natural gas we transported was produced in the western Canadian sedimentary basin located in the provinces of Alberta, British Columbia and Saskatchewan.

  We transport natural gas for shippers under a tariff regulated by the Federal Energy Regulatory Commission. We generate revenues from individual transportation contracts with our shippers that provide for the receipt and delivery
of natural gas at points along our pipeline system.   The
tariff allows us an opportunity to recover from our shippers our cost of service, including operations and maintenance costs, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Shippers contract to pay for a proportionate share of those costs through a mileage-based charge for the amount of capacity contracted. The shippers are obligated to pay the charge regardless of the amount of natural gas they transport. We do not own the natural gas that we transport and therefore we do not assume any natural gas commodity price risk.

  Our management is overseen by a four-member management committee. Three representatives are designated by Northern Border Partners, with each of its general partners selecting one representative; one representative is designated by TC PipeLines. Under our partnership agreement, each of Northern Plains, Pan Border and Northwest Border has the right to select one of Northern Border Partners' representatives on the management committee. Voting power on the management committee is presently allocated among Northern Border Partners' three representatives in proportion to their general partner interests in Northern Border Partners. As a result, the 70% voting power of Northern Border Partners' three representatives on the management committee is allocated as follows: 35% to the representative designated by Northern Plains, 22.75% to the representative designated by Pan Border and 12.25% to the representative designated by Northwest Border. Northern Plains and Pan Border are subsidiaries of Enron Corp. Therefore, Enron controls 57.75% of the voting power of the management committee and has the right to select two of the members of the management committee. For a discussion of specific relationships with affiliates, refer to Item 13. "Certain Relationships and Related Transactions."

  Our pipeline system is operated by Northern Plains pursuant to an operating agreement. As of December 31, 1999, Northern Plains employed approximately 190 individuals located at its headquarters in Omaha, Nebraska and at locations along the pipeline route. Northern Plains' employees are not represented by any labor union and are not covered by any collective bargaining agreements.

The Pipeline System

  With the completion of The Chicago Project in December
1998, we own a 1,214-mile United States interstate pipeline system that transports natural gas from the Montana-
Saskatchewan border near Port of Morgan, Montana, to interconnecting pipelines in the upper Midwest of the United
States. Construction of our pipeline was initially completed in 1982. Our pipeline was expanded and/or extended in 1991, 1992 and 1998.

  Our pipeline system has pipeline access to natural gas reserves in the western Canadian sedimentary basin in the provinces of Alberta, British Columbia and Saskatchewan in Canada, as well as the Williston Basin in the United States. Our pipeline system also has access to synthetic gas produced at the Dakota Gasification plant in North Dakota. For the year ended December 31, 1999, of the natural gas transported on our system, approximately 91% was produced in Canada, approximately 5% was produced by the Dakota Gasification plant, and approximately 4% was produced in the Williston Basin.

  Our pipeline system consists of 822 miles of 42-inch diameter pipe designed to transport 2,373 million cubic feet per day from the Canadian border to Ventura, Iowa; 30-inch diameter pipe and 36-inch diameter pipe, each approximately 147 miles in length, designed to transport 1,300 million cubic feet per day in total from Ventura, Iowa to Harper, Iowa; and 226 miles of 36-inch diameter pipe and 19 miles of 30-inch diameter pipe designed to transport 645 million cubic feet per day from Harper, Iowa to a terminus near Manhattan, Illinois (Chicago area). Along the pipeline there are 15 compressor stations with total rated horsepower of 476,500 and measurement facilities to support the receipt and delivery of gas at various points. Other facilities include four field offices and a microwave communication system with 51 tower sites.

  At its northern end, our pipeline system is connected to TransCanada's majority-owned Foothills Pipe Lines (Sask.) Ltd. system in Canada, which is connected to the Alberta system, owned by TransCanada, and the pipeline system owned by Transgas Limited in Saskatchewan. The Alberta system gathers and transports approximately 19% of the total North American natural gas production and approximately 77% of the natural gas produced in the western Canadian sedimentary basin. Our pipeline system also connects with facilities of Williston Basin Interstate Pipeline at Glen Ullin and Buford, North Dakota, facilities of Amerada Hess Corporation at Watford City, North Dakota and facilities of Dakota Gasification Company at Hebron, North Dakota in the northern portion of our pipeline system.

Interconnects

  Our pipeline system connects with multiple pipelines which provides our shippers with access to the various natural gas markets served by those pipelines. Our pipeline system interconnects with pipeline facilities of:

  * Northern Natural Gas Company, an Enron subsidiary, at
    Ventura, Iowa as well as multiple smaller interconnections in South Dakota, Minnesota and Iowa;

  * Natural Gas Pipeline Company of America at Harper, Iowa;

  * MidAmerican Energy Company at Iowa City and Davenport,
    Iowa;

  * Alliant Power Company at Prophetstown, Illinois;

  * Northern Illinois Gas Company at Troy Grove and Minooka,
    Illinois;

  * Midwestern Gas Transmission Company near Channahon,
    Illinois;

  * ANR Pipeline Company near Manhattan, Illinois; and

  * The Peoples Gas Light and Coke Company near Manhattan,
    Illinois at the terminus of our pipeline system.

  The Ventura, Iowa interconnect with Northern Natural Gas
Company functions as a large market center, where natural gas transported on our pipeline system is sold, traded and received for transport to significant consuming markets in the Midwest and to interconnecting pipeline facilities destined for other markets.

Shippers

  Our pipeline system serves more than 40 shippers with diverse operating and financial profiles. Based upon shippers' cost of service obligations, as of December 31, 1999, 93% of the firm capacity is contracted by producers and marketers. The remaining firm capacity is contracted to local distribution companies (5%) and interstate pipelines (2%). As of December 31, 1999, the termination dates of these contracts ranged from October 31, 2001 to December 21, 2013 and the weighted average contract life, based upon annual cost of service obligations was slightly under seven years with at least 97% of capacity contracted through mid-September 2003.

  Based on their proportionate shares of the cost of service, as of December 31, 1999, the five largest shippers are: Pan-Alberta Gas (U.S.) Inc. (25.7%), TransCanada
PipeLines Limited (10.8%), PanCanadian Energy Services Inc.
(7.0%), Enron North America Corp. (formerly Enron Capital &
Trade Resources Corp.) (5.7%) and PetroCanada Hydrocarbons
Inc. (4.9%). The 20 largest shippers, in total, are responsible for an estimated 88.4% of our cost of service.

  As of December 31, 1999, our largest shipper, Pan-Alberta holds firm capacity of 690 million cubic feet per day under three contracts with terms to October 31, 2003. An affiliate of Enron provides guaranties for 300 million cubic feet per day of Pan-Alberta's contractual obligations through October 31, 2001. In addition, Pan-Alberta's remaining capacity is supported by various credit support arrangements, including, among others, a letter of credit, a guaranty from an interstate pipeline company through October 31, 2001 for 132 million cubic feet per day, an escrow account and an upstream capacity transfer agreement. In January 2000, it was announced that Southern Company Energy Marketing has agreed in principle to manage the assets of Pan-Alberta Gas, Ltd., which would include Pan-Alberta's contracts with us. Subject to the necessary approvals, this arrangement is expected to go into effect in the second quarter of 2000.

  Some of our shippers are affiliated with the general partners of Northern Border Partners and TC PipeLines. TransCanada holds contracts representing 10.8% of the cost of service. Enron North America Corp., a subsidiary of Enron, holds contracts representing 5.3% of the cost of service, which was 5.7% at 1999 year end. Transcontinental Gas Pipe Line Corporation, a subsidiary of Williams, holds a contract representing 0.8% of the cost of service. See Item
13. "Certain Relationships and Related Transactions."

Demand For Transportation Capacity

  Our long-term financial condition is dependent on the continued availability of economic western Canadian natural gas for import into the United States. Natural gas reserves may require significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to pipelines that interconnect with our pipeline system. Low prices for natural gas, regulatory limitations or the lack of available capital for these projects could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission and import and export of natural gas supplies. Additional pipeline export capacity also could accelerate depletion of these reserves.

  Our business depends in part on the level of demand for western Canadian natural gas in the markets our pipeline system serves. The volumes of natural gas delivered to these markets from other sources affect the demand for both western Canadian natural gas and use of our pipeline system. Demand for western Canadian natural gas to serve other markets also influences the ability and willingness of shippers to use our pipeline system to meet demand in the market that our pipeline serves.

  A variety of factors could affect the demand for natural gas in the markets that our pipeline system serves. These factors include:

  * economic conditions;

  * fuel conservation measures;

  * alternative energy requirements and prices;

  * climatic conditions;

  * government regulation; and

  * technological advances in fuel economy and energy generation devices.

  We cannot predict whether these or other factors will have an adverse effect on demand for use of our pipeline system or how significant that adverse effect could be.


Future Demand and Competition

  In October 1998, we applied to the FERC for approval of Project 2000 to expand and extend our pipeline system into Indiana. If constructed, Project 2000 will strategically position us to move natural gas east of Chicago and will place us in direct contact with major industrial natural gas consumers. Project 2000 would afford shippers on the expanded/extended pipeline system access to the northern Indiana industrial zone. The proposed pipeline extension will interconnect with Northern Indiana Public Service Company, a major midwest local distribution company with a large industrial load requirement, at the terminus near North Hayden, Indiana.

  Permanent reassignments of contracted transportation capacity, or "capacity releases", were negotiated between several existing and project shippers originally included in the October 1998 application. On March 25, 1999, we amended our application to the FERC to reflect these changes. Numerous parties have filed to intervene in this proceeding. Several parties have protested this application asking that the FERC deny our request for rolled-in rate treatment for the new facilities and that we be required to solicit indications of interest from existing shippers for capacity releases that would possibly eliminate the construction of certain new facilities. "Rolled-in rate treatment" is the combining of the cost of service of the existing system with the cost of service related to the new facilities for purposes of calculating a system-wide transportation charge.

  On September 15, 1999, the FERC issued a policy statement on certification and pricing of new construction projects.
The policy statement indicated a preference for establishing the transportation charge for newly constructed facilities on a separate, stand-alone basis, also known as "incremental pricing." This reversed the existing presumption in favor of rolled-in pricing when the impact of the new capacity is not more than a 5% increase to existing rates and results in system-wide benefits. As set forth above, our amended application to construct facilities to expand our system was filed based upon rolled-in rate treatment. On December 17, 1999, we filed an amendment to the March 25, 1999 certificate application to support rolled-in rate treatment in light of FERC's new policy statement, and to modify the proposed facilities. Several parties renewed their protests of our application. On March 16, 2000, the FERC issued an order granting our application for a certificate to construct and operate the proposed facilities and finding that our project meets the requirements of the new policy statement. The FERC approved our request for rolled-in rate treatment based upon our proposed project costs. Upon acceptance of our certificate and completion of acquisition of necessary right-of-way, permits and equipment, construction will proceed. The revised capital expenditures for Project 2000 are estimated to be approximately $94 million. Proposed facilities include approximately 34.4 miles of 30-inch pipeline, new equipment and modifications at three compressor stations resulting in a net increase of 22,500 compressor horsepower and one meter station.

  As a result of the proposed Project 2000 expansion, our pipeline system will have the ability to transport 1,484 million cubic feet per day from Ventura to Harper, Iowa, 844 million cubic feet per day from Harper to Manhattan, Illinois, and 544 million cubic feet per day on the new extension from Manhattan to North Hayden, Indiana.

  Under precedent agreements, five project shippers have agreed to take all of the transportation capacity, subject to the satisfaction of specific conditions. With the issuance of the certificate, we are negotiating with the project shippers to resolve those conditions and execute transportation contracts. The Project 2000 shippers are: Bethlehem Steel Corporation, El Paso Energy Marketing Company, Northern Indiana Public Service Company, Peoples Energy Services Corporation and The Peoples Gas Light and Coke Company.

  We compete with other pipeline companies that transport natural gas from the western Canadian sedimentary basin or that transport natural gas to markets in the midwestern United States. The competitors for the supply of natural gas include six pipelines, one of which is under construction and is described below, and the Canadian domestic users in the western Canadian sedimentary basin region. Our competitive position is affected by the availability of Canadian natural gas for export, the prices of natural gas in alternative markets, the cost of producing natural gas in Canada, and demand for natural gas in the United States.

  The Alliance Pipeline, which will transport natural gas from the western Canadian sedimentary basin to the midwestern United States, has received Canadian and United
States regulatory approvals and is under construction. Its sponsors have announced their plans for the Alliance
Pipeline to be in service by late 2000. Upon its completion, we will compete directly with the Alliance
Pipeline.

  We expect that the Alliance Pipeline would transport for its shippers gas containing high-energy liquid hydrocarbons. Additional facilities to extract the natural gas liquids are being constructed near the Alliance Pipeline's terminus in Chicago to permit Alliance to transport natural gas with the liquids-rich element.

  As a consequence of the Alliance Pipeline, there may be a large increase in natural gas moving from the western Canadian sedimentary basin to Chicago. There are several additional projects proposed to transport natural gas from the Chicago area to growing eastern markets that would provide access to additional markets for our shippers. The proposed projects currently being pursued by third parties and TransCanada are targeting markets in eastern Canada and the northeast United States. These proposed projects are in various stages of regulatory approval. One such project, Vector Pipeline L.P., has commenced construction.

  Williams has a minority interest (14.6%) in the Alliance
Pipeline. TransCanada and other unaffiliated companies own and operate pipeline systems which transport natural gas from the same natural gas reserves in western Canada that supply our customers.

  Natural gas is also produced in the United States and transported by competing pipeline systems to the same destinations as our pipeline system.


FERC Regulation

General

  We are subject to extensive regulation by the FERC as a "natural gas company" under the Natural Gas Act. Under the Natural Gas Act and the Natural Gas Policy Act, the FERC has jurisdiction with respect to virtually all aspects of our business, including:

  * transportation of natural gas;

  * rates and charges;

  * construction of new facilities;

  * extension or abandonment of service and facilities;

  * accounts and records;

  * depreciation and amortization policies;

  * the acquisition and disposition of facilities; and

  * the initiation and discontinuation of services.

  Where required, we hold certificates of public convenience and necessity issued by the FERC covering our facilities, activities and services. Under Section 8 of the Natural Gas Act, the FERC has the power to prescribe the accounting treatment for items for regulatory purposes. Our books and records are periodically audited under Section 8.

  The FERC regulates our rates and charges for transportation in interstate commerce. Natural gas companies may not charge rates exceeding rates judged just and reasonable by the FERC. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. Some types of rates may be discounted without further FERC authorization.

Cost of service tariff

  Our firm transportation shippers contract to pay for a proportionate share of the pipeline system's cost of service. During any given month, each of these shippers pays a uniform mileage-based charge for the amount of capacity contracted, calculated under a cost of service tariff. The shippers are obligated to pay their proportionate share of the cost of service regardless of the amount of natural gas they actually transport. The cost of service tariff is regulated by the FERC and provides an opportunity to recover operations and maintenance costs of our pipeline system, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a return on equity approved by the FERC.
We may not charge or collect more than our cost of service under our tariff on file with the FERC.

  Our investment in our pipeline system is reflected in various accounts referred to collectively as our regulated "rate base." The cost of service includes a return, with related income taxes, on the rate base. Over time, the rate base declines as a result of, among other things, monthly depreciation and amortization. Our rate base currently includes, as an additional amount, a one-time ratemaking adjustment to reflect the receipt of a financial incentive on the original construction of the pipeline. Since inception, the rate base adjustment, called an incentive rate of return, has been amortized through monthly additions to the cost of service. The amortization continues until November 2001 when the incentive rate of return will be fully amortized.

  We bill the cost of service on an estimated basis for a six month cycle. Any net excess or deficiency between the cost of service determined for that period according to the FERC tariff and the estimated billing is accumulated, including carrying charges. This amount is then either billed to or credited back to the shippers' accounts.

  We also provide interruptible transportation service. Interruptible transportation service is transportation in circumstances when surplus capacity is available after satisfying firm service requests. The maximum rate charged to interruptible shippers is calculated from cost of service estimates on the basis of contracted capacity. Except for certain limited situations, we credit all revenue from the interruptible transportation service to the cost of service for the benefit of our firm shippers.

  In our 1995 rate case, we reached a settlement that was filed in a stipulation and agreement. Although it was contested, the settlement was approved by the FERC on August 1, 1997. In the settlement, the depreciation rate was established at 2.5% from January 1, 1997 through the in-service date of The Chicago Project and, at that time, it was reduced to 2.0%. Starting in the year 2000, the depreciation rate is scheduled to increase gradually on an annual basis until it reaches 3.2% in 2002.

  The settlement also determined several other cost of service parameters. In accordance with the effective tariff, our allowed equity rate of return is 12.0%. For at least seven years from the date The Chicago Project was completed, under the terms of the settlement, we may continue to calculate our allowance for income taxes as a part of our cost of service in the manner we have historically used. In addition, a settlement adjustment mechanism of $31 million was implemented, which effectively reduces the allowed return on rate base.

  Also as agreed to in the settlement, we implemented a project cost containment mechanism for The Chicago Project. The purpose of the project cost containment mechanism was to limit our ability to include cost overruns for The Chicago Project in our rate base and to provide incentives for cost underruns. The settlement agreement required the budgeted cost for The Chicago Project, which had been initially filed with the FERC for approximately $839 million, to be adjusted for the effects of inflation and for costs attributable to changes in project scope, as defined in the settlement agreement.

  In the determination of The Chicago Project cost containment mechanism, the actual cost of the project is compared to the budgeted cost. If there is a cost overrun of $6 million or less, the shippers will bear the actual cost of the project through its inclusion in our rate base. If there is a cost savings of $6 million or less, the full budgeted cost will be included in the rate base. If there is a cost overrun or cost savings of more than $6 million but less than 5% of the budgeted cost, the $6 million plus 50% of the excess will be included in our rate base. All cost overruns exceeding 5% of the budgeted cost are excluded from the rate base.

  We have determined the budgeted cost of The Chicago
Project, as adjusted for the effects of inflation and project scope changes, to be $897 million, with the final construction cost estimated to be $894 million. Our notification to the FERC and our shippers in June 1999 in our final report reflects the conclusion that there will be a $3 million addition to rate base related to the project cost containment mechanism.

  The stipulation required the calculation of the project cost containment mechanism to be reviewed by an independent national accounting firm. The independent accountants completed their examination of our calculation of the project cost containment mechanism in October 1999. The independent accountants concluded we had complied in all material respects with the requirements of the stipulation related to the project cost containment mechanism.

  Although we believe that the computations in the final report have been properly completed under the terms of the stipulation, we are unable to predict at this time whether any adjustments will be required. Later developments in the pending rate case, discussed below, may prevent recovery of amounts originally calculated under the project cost containment mechanism, which may result in a non-cash charge to write down our balance sheet transmission plant line item, and that charge could be material to our operating results.

  In May 1999, we filed a rate case wherein we proposed, among other things, to increase our allowed equity rate of return to 15.25%. The total annual cost of service increase due to our proposed changes is approximately $30 million. A number of our shippers and competing pipelines have filed interventions and protests. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which they were implemented with subsequent billings subject to refund. The order set for hearing not only our proposed changes but also several issues raised by intervenors including the appropriateness of our cost of service tariff, our depreciation schedule and our creditworthiness standards. Several parties, including ourselves, asked for clarification or rehearing of various aspects of the June order. On August 31, 1999, the FERC issued an order that provided that the issue of rolled-in rate treatment of The Chicago Project may be examined in this proceeding. Also, since the amount of The Chicago Project costs to be included in rate base is governed by the settlement in our previous rate case, the FERC consolidated that proceeding with this case and directed that the presiding Administrative Law Judge conduct any further proceedings that may be appropriate. Under the order issued August 31, 1999, we filed our June 1999 final report and the independent accountants' report on the calculation of the project cost containment mechanism. While we had not proposed in this case to change the depreciation rates approved in our last rate case, the order also provided that we have the burden of proving that our depreciation rates are just and reasonable. Testimony filed by FERC staff and intervenors has advocated positions on among other things, rate of return on equity ranging from 9.85% to 11.5%, a depreciation straight line rate ranging from 2.34% to 2.5%, a reduction in rate base under the project cost containment mechanism ranging from $31.8 million to $43.1 million, and modification of the cost of service form of tariff to adoption of a stated rate form of tariff with various rate designs. A procedural schedule has been established which calls for the hearing to commence in July 2000. At this time, we can give no assurance as to the outcome on any of these issues.

Open access regulation

  Beginning on April 8, 1992, the FERC issued a series of orders, known as Order 636, which required pipeline companies to unbundle their services and offer sales, transportation, storage, gathering and other services separately, to provide all transportation services on a basis that is equal in quality for all shippers and to implement a program to allow firm holders of pipeline capacity to resell or release their capacity to other shippers. Since we have been a transportation only pipeline since inception, implementation was easily met. Capacity release provisions were adopted which allowed our shippers to release all or part of their capacity either permanently or temporarily. If a shipper temporarily releases part or all of its firm capacity to a third party, then that releasing shipper receives credit against amounts due under its firm transportation contract for revenues received by us as a result of the temporary release. The releasing shipper is not relieved of its obligations under its contract. Shippers on our system have temporarily released capacity as well as permanently released capacity to other shippers who have agreed to comply with the underlying contractual and regulatory obligations associated with that capacity.

  Order 636 adopted "right of first refusal" procedures, imposed by the FERC as a condition to the pipeline's right to abandon long-term transportation service, to govern a shipper's continuing rights to transportation services when its contract with the pipeline expires. The FERC's rules require existing shippers to match any bid of up to five years in order to renew those contracts. As discussed below, the FERC has narrowed the scope of this right.

  Beginning in 1996, the FERC issued a series of orders, referred to together as Order 587, amending its open access regulations to standardize business practices and procedures governing transactions between interstate natural gas pipelines, their customers, and others doing business with the pipelines. The intent of Order 587 was to assist shippers that deal with more than one pipeline by establishing standardized business practices and procedures. These business standards, developed by the Gas Industry Standards Board, govern important business practices including shipper supplied service nominations, allocation of available capacity, accounting and invoicing of transportation service, standardized internet business transactions and capacity release. We have implemented the necessary changes to the tariff and internal systems so we can fully comply with the business standards as required by these orders.

  In 1998, the FERC initiated a number of proceedings to further amend its open access regulations. In a Notice of Proposed Rulemaking issued on July 29, 1998, the FERC proposed changes to its regulations governing short-term transportation services. In the resulting order, Order 637 issued February 9, 2000, the FERC revised the short-term transportation regulations by 1) waiving the maximum rate ceiling in its capacity release regulations until September 30, 2002 for short-term releases of capacity of less than one year; 2) permitting value-oriented peak/off-peak rates to better allocate revenue responsibility between short-term and long-term markets; 3) permitting term-differentiated rates to better allocate risks between shippers and the pipelines; 4) revising the regulations related to scheduling procedures, capacity segmentation, imbalance management and penalties; 5) retaining the right of first refusal and the five-year matching cap but limiting the right to customers with maximum rate contracts for twelve or more consecutive months of service; and 6) adopting new reporting requirements to take effect September 1, 2000 that include reporting daily transactional data on all firm and interruptible contracts, daily reporting of scheduled quantities at points or segments, and the posting of corporate and pipeline organizational charts, names and functions.

  On September 15, 1999, the FERC issued a policy statement on certification and pricing of new construction projects. The policy statement announces a preference for pricing new construction incrementally. This reverses the existing presumption in favor of rolled-in pricing when the impact of the new capacity is not more than a 5% increase to existing rates and results in system-wide benefits. Also, in examining new projects, the FERC will evaluate the efforts by the applicant to minimize adverse impact to its existing customers, to competitor pipelines and their captive customers, and to landowners and communities affected by the proposed route of the pipeline. If the public benefits outweigh any residual adverse effects, the FERC will proceed with the environmental analysis of the project. This policy is to be applied on a case-by-case basis. In an order issued February 9, 2000, the FERC addressed requests for rehearing of the policy statement and generally affirmed the policy statement with a few changes and clarifications.

  We do not believe that these regulatory initiatives will have a material adverse impact to our operations.

Environmental and Safety Matters

  Our operations are subject to federal, state and local laws and regulations relating to safety and the protection of the environment which include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, the Compensation and Liability Act of 1980, the Clean Air
Act, the Clean Water Act, the Natural Gas Pipeline Safety
Act of 1969, and the Pipeline Safety Act of 1992. Although we believe that our operations and facilities comply in all material respects with applicable environmental and safety regulations, risks of substantial costs and liabilities are inherent in pipeline operations, and we cannot provide any assurances that we will not incur these costs and liabilities. We have ongoing environmental and safety audit programs.

Item 2.  Properties

  We hold the right, title and interest in our pipeline system. We own all of our material equipment and personal property and lease office space in Omaha, Nebraska. With respect to real property, our pipeline system falls into two basic categories: (a) parcels which we own in fee, including nearly all of the compressor stations, meter stations and pipeline field office sites; and (b) parcels where our interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of the land for the construction and operation of our pipeline system. The right to construct and operate the pipeline across some property was obtained through exercise of the power of eminent domain. We continue to have the power of eminent domain in each of the states in which we operate our pipeline system, although we may not have the power of eminent domain with respect to Native American tribal lands.

  Approximately 90 miles of the pipeline is located on fee, allotted and tribal lands within the exterior boundaries of the Fort Peck Indian Reservation in Montana. Tribal lands are lands owned in trust by the United States for the Fort
Peck Tribes and allotted lands are lands owned in trust by the United States for an individual Indian or Indians.
While it is unclear if we have the right of eminent domain over tribal lands, we have the right of eminent domain over allotted lands.

  In 1980, we entered into a pipeline right-of-way lease with the Fort Peck Tribal Executive Board, for and on behalf of the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation. This pipeline right-of-way lease, which was approved by the Department of the Interior in 1981, granted the right and privilege to construct and operate our pipeline on certain tribal lands, for a term of 15 years, renewable for an additional 15-year term at our option without additional rental. We continue to operate this portion of the pipeline located on tribal lands in accordance with our renewal rights.

  In conjunction with obtaining a pipeline right-of-way lease across tribal lands located within the exterior boundaries of the Fort Peck Indian Reservation, we also obtained a right-of-way across allotted lands located within the reservation boundaries. This right-of-way, granted by the Bureau of Indian Affairs on March 25, 1981, for and on behalf of individual Indian owners, expired on March 31, 1996. Before the termination date, we undertook efforts to obtain voluntary consents from individual Indian owners for a new right-of-way, and we filed applications with the Bureau of Indian Affairs for new right-of-way grants across those tracts of allotted lands where a sufficient number of consents from the Indian owners had been obtained. During 1999, the Bureau of Indian Affairs issued formal right-of-way grants for those tracts for which sufficient landowners consents were obtained. Also, a condemnation action was filed in Federal Court in the District of Montana concerning those remaining tracts of allotted land for which a majority of consents were not timely received. An order was entered on March 18, 1999 condemning permanent easements in our favor on the tracts in question.

Item 3.  Legal Proceedings

  In addition to the condemnation actions and matters related to FERC regulation, various legal actions that have arisen in the ordinary course of business are pending. In our opinion, none of these proceedings would reasonably be expected to have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during 1999.

                           PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

  The general partnership interests of Northern Border
Pipeline Company are not traded in an established public market. See Item 12. "Security Ownership of Certain
Beneficial Owners and Management".

  The payment of distributions to our general partners is restricted under the terms of the 1997 Pipeline Credit Agreement and the 1992 Note Purchase Agreement. See Note 4, "Credit Facilities and Long-Term Debt", in the Notes to Financial Statements referred to in Item 8. "Financial Statements and Supplementary Data." Under the most restrictive covenants, approximately $132 million of partners' capital could be distributed as of December 31, 1999.

Item 6.  Selected Financial Data
(in thousands, except other financial and operating data)

                                      Year Ended December 31,
                              1999         1998         1997        1996         1995
INCOME DATA:
Operating revenues, net   $  298,347   $  196,600   $  186,050   $ 201,943   $  206,497
Operations and
 maintenance                  38,708       29,447       28,522      26,974       25,573
Depreciation and
 amortization                 51,908       40,989       38,708      46,979       47,081
Taxes other than
 income                       30,320       21,381       22,393      24,390       23,886
Regulatory credit                 --       (8,878)          --          --           --
Operating income             177,411      113,661       96,427     103,600      109,957
Interest expense, net         60,214       25,541       29,360      32,670       35,106
Other income (expense)         1,363       12,111        5,705       2,913         (316)
Net income to partners    $  118,560   $  100,231   $   72,772    $ 73,843   $   74,535

CASH FLOW DATA:
Net cash provided by
 operating activities     $  171,466   $  103,777   $  115,328    $136,808   $  127,429
Capital expenditures         101,678      651,169      152,070      18,597        8,310
Distributions to
 partners                    127,163       61,205       99,322     102,845       98,517

BALANCE SHEET DATA
 (AT END OF PERIOD):
Property, plant
 and equipment, net       $1,731,394    $1,714,523   $1,100,890   $937,859   $  957,587
Total assets               1,796,691     1,790,889    1,147,120    974,137    1,011,361
Long-term debt,
 including current
 maturities                  900,459       862,000      459,000    377,500      410,000
Partners' capital            834,835       843,438      581,412    526,962      555,964

OTHER FINANCIAL DATA:
Ratio of earnings to
 fixed charges (1)               3.0           3.2          3.2        3.2          3.1

OPERATING DATA:
Natural gas delivered
 (millions of cubic
  feet)                      834,833       608,187      621,262    630,148      614,617
Average throughput
 (millions of cubic
  feet per day)                2,353         1,706        1,735      1,755       1,717

(1) "Earnings" means the sum of pre-tax income from continuing operations and fixed charges. "Fixed charges" means the sum of (a) interest expensed and capitalized; (b) amortized premiums, discounts and capitalized expenses related to indebtedness; and (c) an estimate of interest within rental expenses.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

Year Ended December 31, 1999 Compared With the Year Ended
December 31, 1998

  Operating revenues, net increased $101.7 million (52%) for the year ended December 31, 1999, as compared to the same period in 1998, due primarily to additional revenue from the operation of The Chicago Project facilities. Additional receipt capacity of 700 million cubic feet per day, a 42% increase, and new firm transportation agreements with 27 shippers resulted from The Chicago Project. Our FERC tariff provides an opportunity to recover operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. We are generally allowed an opportunity to collect from our shippers a return on unrecovered rate base as well as recover that rate base through depreciation and amortization. The return amount we collect from our shippers declines as the rate base is recovered. The Chicago Project increased our rate base, which increased return for the year ended December 31, 1999. Also reflected in the increase in 1999 revenues are recoveries of increased pipeline operating expenses due to the new facilities.

  Operations and maintenance expense increased $9.3 million (31%) for the year ended December 31, 1999, from the same period in 1998, due primarily to operations and maintenance expenses for The Chicago Project facilities and increased employee payroll and benefit expenses.

  Depreciation and amortization expense increased $10.9 million (27%) for the year ended December 31, 1999, as compared to the same period in 1998, due primarily to The Chicago Project facilities placed into service. The impact of the additional facilities on depreciation and amortization expense was partially offset by a decrease in the depreciation rate applied to transmission plant from 2.5% to 2.0%. We agreed to reduce the depreciation rate at the time The Chicago Project was placed into service as part of a previous rate case settlement.

  Taxes other than income increased $8.9 million (42%) for the year ended December 31, 1999, as compared to the same period in 1998, due primarily to ad valorem taxes attributable to the facilities placed into service for The Chicago Project.

  For the year ended December 31, 1998, we recorded a regulatory credit of $8.9 million. During the construction of The Chicago Project, we placed new facilities into service in advance of the December 1998 project in-service date to maintain gas flow at firm contracted capacity while existing facilities were being modified. The regulatory credit deferred the cost of service of these new facilities. We are allowed to recover from our shippers the regulatory asset that resulted from the cost of service deferral over a ten-year period commencing with the in-service date of The Chicago Project.

  Interest expense, net increased $34.7 million (136%) for the year ended December 31, 1999, as compared to the same period in 1998, due to an increase in interest expense of $15.8 million and a decrease in interest expense capitalized of $18.9 million. Interest expense increased due primarily to an increase in average debt outstanding, reflecting amounts borrowed to finance a portion of the capital expenditures for The Chicago Project. The impact of the increased borrowings on interest expense was partially offset by a decrease in average interest rates between 1998 and 1999. The decrease in interest expense capitalized is due to the completion of construction of The Chicago Project in December 1998.

  Other income decreased $10.7 million (89%) for the year ended December 31, 1999, as compared to the same period in 1998, primarily due to a decrease in the allowance for equity funds used during construction. The decrease in the allowance for equity funds used during construction is due to the completion of construction of The Chicago Project in December 1998.

Year ended December 31, 1998 Compared With the Year ended
December 31, 1997

  Operating revenues, net increased $10.6 million (6%) for the year ended December 31, 1998, as compared to the results for 1997 due primarily to returns on higher levels of invested equity.

  Depreciation and amortization expense increased $2.3 million
(6%) for the year ended December 31, 1998, as compared to 1997, primarily due to facilities that were placed in service in 1998.

  For the year ended December 31, 1998, we recorded a regulatory credit of approximately $8.9 million. During the construction of The Chicago Project, we placed certain new facilities into service in advance of the December 1998 project in-service date to maintain gas flow at firm contracted capacity while existing facilities were being modified. The regulatory credit results in deferral of the cost of service of these new facilities. We are allowed to recover from our shippers the regulatory asset that resulted from the cost of service deferral over a ten-year period commencing with the in-service date of The Chicago Project.

  Interest expense, net decreased $3.8 million (13%) for the year ended December 31, 1998, as compared to the results for 1997, due to an increase in interest expense of $11.5 million offset by an increase in the amount of interest expense capitalized of $15.3 million. The increase in interest expense was due primarily to an increase in average debt outstanding, reflecting amounts borrowed to finance a portion of the capital expenditures for The Chicago Project. The increase in interest expense capitalized primarily relates to expenditures for The Chicago Project.

  Other income increased $6.4 million (112%) for the year ended December 31, 1998, as compared to 1997. The increase was primarily due to an $8.8 million increase in the allowance for equity funds used during construction. The increase in the allowance for equity funds used during construction primarily relates to expenditures for The Chicago Project.

  Other income for 1997 included $4.8 million received for vacating certain microwave frequency bands. The amounts received were a one-time occurrence and we do not expect to receive any material payments for vacating microwave frequency bands in the future.

Liquidity and Capital Resources

General

   In August 1999, we completed a private offering of $200 million of 7.75% Senior Notes due 2009, which notes were subsequently exchanged in a registered offering for notes with substantially identical terms ("Senior Notes"). The indenture under which the Senior Notes were issued does not limit the amount of unsecured debt we may incur, but does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the Senior Notes were used to reduce indebtedness under a June 1997 credit agreement.

   In June 1997, we entered into a credit agreement ("Pipeline Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility maturing in June 2002 to be used for the retirement of our prior credit facilities and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project. Effective March 31, 1999, the three-year revolving credit facility converted to a term loan maturing in June 2002. At December 31, 1999, $439.0 million was outstanding under the term loan. No funds were outstanding under the five-year revolving credit facility.

   At December 31, 1999, we also had outstanding $250 million of senior notes issued in a private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million mature in August 2000. We anticipate borrowing on the Pipeline Credit Agreement to repay the Series A Notes.

   Short-term liquidity needs will be met by internal sources and through the revolving credit facility discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness.

Cash Flows From Operating Activities

  Cash flows provided by operating activities increased $67.7 million to $171.5 million for the year ended December 31, 1999, as compared to the same period in 1998, primarily attributed to The Chicago Project facilities placed into service in late December 1998.

  Cash flows provided by operating activities decreased $11.6 million to $103.8 million for the year ended December 31, 1998 as compared to 1997 primarily related to a $25.4 million reduction for changes in accounts payable, exclusive of accruals for The Chicago Project. In addition, for the year ended December 31, 1998, there was a $7.4 million reduction for changes in over/under recovered cost of service. These reductions were partially offset by the effect of the refund activity of 1997 discussed below. The over/under recovered cost of service is the difference between estimated billings to our shippers, which are determined on a six-month cycle, and the actual cost of service determined in accordance with the FERC tariff. The difference is either billed to or credited back to the shippers' accounts.
Cash flows provided by operating activities for the year ended December 31, 1997 reflected a $52.6 million refund in October 1997 in accordance with the stipulation approved by the FERC to settle the November 1995 rate case. During 1997, we collected $40.4 million subject to refund as a result of the rate case.

Cash Flows From Investing Activities

  Capital expenditures of $101.7 million for the year ended December 31, 1999 included $85.5 million for The Chicago Project and $2.5 million for Project 2000. The remaining capital expenditures for 1999 are primarily related to renewals and replacements of existing facilities. For the same period in 1998, capital expenditures were $651.2 million, which included $638.7 million for The Chicago Project and $11.7 million for linepack gas purchased from our shippers. Linepack gas is the natural gas required to fill the pipeline system. The cost of the linepack gas is included in our rate base. The remaining capital expenditures for 1998 are primarily related to renewals and replacements of existing facilities.

  Total capital expenditures for 2000 are estimated to be $25 million, including $10 million for Project 2000. The remaining capital expenditures planned for 2000 are for renewals and replacements of existing facilities. We currently anticipate funding our 2000 capital expenditures primarily by using internal sources.

Cash Flows From Financing Activities

  Cash flows used in financing activities were $89.9 million for the year ended December 31, 1999, as compared to cash flows provided by financing activities of $564.8 million for the same period in 1998. During the year ended December 31, 1998, our general partners contributed $223.0 million to finance a portion of the capital expenditures for The Chicago Project. Distributions paid to the general partners increased $66.0 million to $127.2 million for the year ended December 31, 1999 as compared to the same period of 1998. The distributions for 1999 were impacted by increased earnings and included distributions for 13 months activity, rather than 12 months, resulting from a change in the timing of distribution payments. The distributions for 1998 were impacted by a rate case refund during the fourth quarter of 1997 and by the change in the timing of distribution payments. Financing activities for the year ended December 31, 1999 included $197.4 million from the issuance of the Senior Notes, net of associated debt discounts and issuance costs, and $12.9 million from the termination of interest rate forward agreements. Advances under the Pipeline Credit Agreement, which were primarily used to finance a portion of the capital expenditures for The Chicago Project, were $90 million for the year ended December 31, 1999 as compared to advances of $403 million for the same period in 1998. Payments on our credit agreement were $263 million for the year ended December 31, 1999.

  Cash flows provided by financing activities increased $512.4 million to $564.8 million for the year ended December 31, 1998, as compared to the same period in 1997. Financing activities for 1998 include borrowings under the Pipeline Credit Agreement of $403.0 million and were used primarily for capital expenditures related to The Chicago Project. Contributions received from our general partners increased $142.0 million to $223.0 million and were used to fund a portion of the capital expenditures. Distributions to the general partners decreased $38.1 million to $61.2 million primarily due to a change in the timing of distribution payments. Distributions for 1998 were also reduced due to the impact of the rate case refund during the fourth quarter of 1997.

Year 2000

  Similar to most businesses, we rely heavily on information systems technology to operate in an efficient and effective manner. Much of this technology takes the form of computers and associated hardware for data processing and analysis. In addition, a great deal of information processing technology is embedded in microelectronic devices. A Year 2000 problem was anticipated which could result from the use in computer hardware and software of two digits rather than four digits to define the applicable year. As a result, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

  Before January 1, 2000, we identified, inventoried and assessed computer software, hardware, embedded chips and third-party interfaces. Where necessary, remediation and replacements were identified and implemented. All of our mission-critical and non-mission-critical systems have operated to date, with no interruption in business operations. The Year 2000 problem has resulted in no material costs. We will remain vigilant for Year 2000 related problems that may yet occur, due to hidden defects in our computer hardware or software or at mission-critical external entities. We anticipate that the Year 2000 problem will not create material disruptions to our mission-critical facilities or operations, and will not result in material costs.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. See Note 8 to the Financial Statements.

Information Regarding Forward Looking Statements

  Statements in this Annual Report that are not historical information are forward looking statements. Such forward looking statements include:

  * the discussions under Item 1. "Business - Future Demand and
    Competition" and elsewhere regarding our efforts to pursue opportunities to further increase the capacity of our pipeline system;

  * the discussion under Item 1. "Business - Shippers" regarding potential contract extensions;

  * the discussion under Item 1. "Business - FERC Regulation -
    Cost of service tariff" regarding a project cost containment mechanism related to The Chicago Project; and

  * the discussion in Item 1. "Management's Discussion and
    Analysis of Financial Condition and Results of Operations -
    Liquidity and Capital Resources."

  Although we believe that our expectations regarding future events are based on reasonable assumptions within the bounds of our knowledge of our business, we can give no assurance that our goals will be achieved or that our expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements include:

  * future demand for natural gas;

  * availability of economic western Canadian natural gas;

  * industry conditions;

  * natural gas, political and regulatory developments that impact FERC proceedings;

  * our success in sustaining our positions in such proceedings, or the success of intervenors in opposing our positions;

  * our ability to replace our rate base as it is depreciated and amortized;

  * competitive developments by Canadian and U.S. natural gas transmission companies;

  * political and regulatory developments in the U.S. and Canada;

  * conditions of the capital markets and equity markets; and

  * our ability to successfully implement our plan for addressing
    Year 2000 issues during the periods covered by the forward looking statements.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

  Our interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, we attempt to maintain a significant portion of our debt portfolio in fixed rate debt. We also use interest rate swap agreements to increase the portion of fixed rate debt. As of December 31, 1999, approximately 55% of our debt portfolio, after considering the effect of the interest rate swap agreements, is in fixed rate debt.

  If interest rates average one percentage point more than rates in effect as of December 31, 1999, annual interest expense would increase by approximately $4.0 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings and interest rate swap agreements outstanding as of December 31, 1999. Our tariff provides the pipeline an opportunity to recover, among other items, interest expense. We believe that under our current tariff we would be allowed to recover any increase in interest expense, and that there would not be any material impact on our annual earnings and cash flow from a hypothetical one percentage point increase in interest rates.

Item 8.  Financial Statements and Supplementary Data

  The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                            PART III

Item 10.  Partnership Management

  Northern Border Pipeline Company is overseen by the management committee, which is composed of the following individuals:

  Larry L. DeRoin, Chairman(1)

  Stanley C. Horton(1)

  Garry P. Mihaichuk(2)

  Cuba Wadlington, Jr.(1)

__________

(1)    Designated by Northern Border Partners.

(2)    Designated by TC PipeLines.

  Larry L. DeRoin (58) has been a member of our management committee since 1985 and has been Chairman since 1988. Mr. DeRoin was named Chief Executive Officer of Northern Border Partners in July 1993. Mr. DeRoin has been the President and a director of Northern Plains, an Enron subsidiary and our operator, since 1985.

  Stanley C. Horton (50) has been a member of our management committee since December 1998. Mr. Horton is the Chairman and Chief Executive Officer of the Gas Pipeline Group of Enron Corp. and has held that position since January 1997. Prior to that, Mr. Horton served as Co-Chairman and Chief Executive Officer of Enron Operations Corp. (1996-1997) and President and Chief Operating Officer of Enron Operations Corp. (1993-1996). He is a director of EOTT Energy Corp., the general partner of EOTT Energy Partners, L.P.

  Garry P. Mihaichuk (46) has been a member of our management committee since September 1999. He was appointed a director of TC PipeLines GP, Inc. (the general partner of TC PipeLines LP) in August 1999 and in October 1999 also became its President and Chief Executive Officer. Mr. Mihaichuk's principal occupation is Senior Vice President and President, Transmission of TransCanada PipeLines Limited, and he has held that position since August 1999. Mr. Mihaichuk was Senior Vice-President and President, International of TransCanada from July 1996 to August 1999.
Prior to July 1996, he served as Senior Vice President for Amoco Corporation and Chairman of Amoco Orient Company.

  Cuba Wadlington, Jr. (56) has been a member of our management committee since December 1, 1999. On January 4, 2000, Mr. Wadlington was named President and Chief Executive Officer of Williams Gas Pipeline. Previously, he had served as Executive Vice President and Chief Operating Officer of Williams Gas Pipeline since July 1999. Mr. Wadlington joined Transco in 1995 when Williams acquired Transco Energy Company. From 1995 to 1999, he served as Senior Vice President and General Manager of Williams Gas Pipeline-Transco. From 1988 to 1995, he served as Senior Vice President and General Manager of Williams Western Pipeline Company, Executive Vice President of Kern River Gas Transmission Company, and director of Northwest Pipeline Corporation and Williams Western Pipeline, all affiliates or subsidiaries of Williams. Mr. Wadlington serves on the Board of Directors of Williams Communication Group Inc. and Sterling Bancshares Inc., public companies subject to the reporting requirements of the Securities Exchange Act of 1934.

  Day-to-day management and operations are the responsibility of the operator, Northern Plains, as set forth in the operating agreement. We have no employees or executive officers. Officers and employees of Northern Plains provide services to our operations and we reimburse Northern Plains for such costs. We do not compensate members of the management committee for their services.

  There is also an audit and compensation committee composed of members appointed by the management committee. The audit and compensation committee, consisting of Messrs. Mihaichuk and Wadlington, oversees the annual audit process and confers with Arthur Andersen LLP, our independent public accountants. The committee is also responsible for setting up guidelines for compensation to be paid to the executive officers of Northern Plains, each of whom spends at least a portion of his or her time on our operations, for which Northern Plains is reimbursed as indicated above. Currently, there is one vacancy on the committee.

Item 11.  Executive Compensation

Executive Disclosure

  Jerry L. Peters (42) has served as Treasurer of Northern Plains since October 1998, Vice President of Finance for Northern Plains since July 1994 and director of Northern Plains since August 1994. He has been associated with Northern Plains since 1985.

     The following table summarizes information regarding compensation paid or accrued during each of the last three fiscal years to Messrs. Larry L. DeRoin and Jerry L. Peters
(the "Named Officers") by Northern Plains, our operator.  Messrs.
DeRoin and Peters are both employees of Northern Plains, but contribute services to our operations, for which we reimburse Northern
Plains.  Northern Plains is an affiliate of Enron.

                                              Summary Compensation Table
                                                                                              All Other
                                  Annual Compensation  Long-Term Compensation                Compensation
                                                       Other                    Securities
                                                       Annual      Restricted   Underlying
                                          Bonus     Compensation      Stock      Options/
Name & Position        Year   Salary       (1)           (2)       Awards (3)    SARs (#)       (4)

Larry L. DeRoin        1999   $266,367   $225,000     $ 7,773      $      -            -      $10,413
 Chief Executive       1998   $256,067   $250,000     $ 7,200      $125,024       19,020      $ 6,380
 Officer               1997   $247,333   $200,000     $11,908      $      -       30,570      $     -

Jerry L. Peters        1999   $132,933   $100,000     $ 3,983      $      -        9,070      $ 5,260
 Chief Financial and   1998   $123,225   $110,000     $ 1,214      $ 60,030       20,000      $ 1,956
 Accounting Officer    1997   $118,750   $ 80,000     $ 1,200      $      -       11,430      $     -

__________

(1) Mr. Peters elected to defer all or a portion of his bonus into the Enron Corp. Bonus Stock Option Program and/or the Northern Plains Natural Gas Company Phantom Unit Plan for 1997, 1998 and 1999. In 1999, Mr. Peters elected to receive Northern Plains phantom units in lieu of a portion of the cash bonus payment for 1998 under the Northern Plains Natural Gas Company Phantom Unit Plan. The total number of phantom units is 1,532 and the elected holding period for this grant is January 25, 2004.

(2) Other Annual Compensation includes cash perquisite allowances. Also, Enron maintains three deferral plans for key employees under which payment of base salary, annual bonus, and long-term incentive awards may be deferred to a later specified date. Under the 1985 Deferral Plan, interest is credited on amounts deferred based on 150% of Moody's seasoned corporate bond yield index with a minimum rate of 12%, which for 1997, 1998 and 1999 was the minimum rate of 12%. No interest has been reported as Other Annual Compensation under the 1985 Deferral Plan for participating Named Officers because the crediting rates during 1997, 1998, and 1999, did not exceed 120% of the long-term Applicable Federal Rate of 14.38% in effect at the time the 1985 Deferral Plan was implemented. Beginning January 1, 1996, the 1994 Deferral Plan credits interest based on fund elections chosen by participants. Since earnings on deferred compensation invested in third-party investment vehicles, comparable to mutual funds, need not be reported, no interest has been reported as Other Annual Compensation under the 1994 Deferral Plan during 1997, 1998 and 1999.

(3) The aggregate total of shares in unreleased Enron restricted stock holdings and their values as of December 31, 1999, for each of the Named Officers is: Mr. DeRoin, 4,382 shares valued at $194,452; Mr. Peters, 2,104 shares valued at $93,365. Dividend equivalents for all restricted stock awards accrue from date of grant and are paid upon vesting.

(4) The amounts shown include the value of Enron Common Stock allocated to employees' special subaccounts under Enron's Employee Stock Ownership Plan, matching contributions to employees' Enron Corp. Savings Plan, and imputed income on life insurance benefits.

Stock Option Grants During 1999

  The following table sets forth information with respect to grants of stock options pursuant to Enron's stock plans to the Named Officers reflected in the Summary Compensation Table. No stock appreciation rights were granted during 1999.

                              Individual Grants                           Potential Realizable
                                  % of Total                                Value at Assumed
                                 Options/SARs    Exercise                    Annual Rate of
                  Options/SARs    Granted to     or Base                 Stock Price Appreciation
                    Granted      Employees in     Price     Expiration     For Option Term (4)
      Name          (#) (1)      Fiscal Year     ($/Sh)        Date      0% (3)     5%        10%

Jerry L. Peters    9,070 (2)       0.03%        $32.6875     01/25/06    $ -     $120,696   $281,272

______________________

(1) If a "change of control" (as defined in the Enron Stock Plans) were to occur before the options become exercisable and are exercised, the vesting described below will be accelerated and all such outstanding options shall be surrendered and the optionee shall receive a cash payment by Enron in an amount equal to the value of the surrendered options (as defined in the Enron Stock Plans).

(2) Mr. Peters elected to receive stock options in lieu of a portion of his 1998 cash bonus payment. Stock options were 100% vested on the grant date.

(3) An appreciation in stock price, which will benefit all stockholders, is required for optionees to receive any gain. A stock price appreciation of zero percent would render the option without value to the optionees.

(4) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of Common Stock.

Aggregated Stock Option/SAR Exercises During 1999 and Stock
Option/SAR Values as of December 31, 1999

  The following table sets forth information with respect to the Named Officers concerning the exercise of Enron SARs and options during the last fiscal year and unexercised Enron options and SARs held as of the end of the fiscal year:

                                               Number of Securities
                                              Underlying Unexercised        Value of Unexercised
                    Shares                       Options/SARs at          In-the-Money Options/SARs
                  Acquired on     Value         December 31, 1999             December 31, 1999
     Name         Exercise (#)   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable

Larry L. DeRoin          -       $      -     124,814         17,716      $3,127,054      $344,299
Jerry L. Peters      6,010       $116,033      51,786          7,764      $1,137,908      $142,186

Retirement and Supplemental Benefit Plans

  Enron maintains the Enron Corp. Cash Balance Plan (the "Cash Balance Plan") which is a noncontributory defined benefit pension plan to provide retirement income for employees of Enron and its subsidiaries. Through December 31, 1994, participants in the Cash Balance Plan with five years or more of service were entitled to retirement benefits in the form of an annuity based on a formula that uses a percentage of final average pay and years of service. In 1995, Enron's Board of Directors adopted an amendment to and restatement of the Cash Balance Plan changing the plan's name from the Enron Corp. Retirement Plan to the Enron Corp. Cash Balance Plan. In connection with a change to the retirement benefit formula, all employees became fully vested in retirement benefits earned through December 31, 1994. The formula in place prior to January 1, 1995 was suspended and replaced with a benefit accrual in the form of a cash balance of 5% of annual base pay beginning January 1, 1996. Under the Cash Balance Plan, each employee's accrued benefit will be credited with interest based on ten-year Treasury Bond yields.

  Enron also maintains a noncontributory employee stock ownership plan ("ESOP") which covers all eligible employees. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Cash Balance Plan prior to December 31, 1994. December 31, 1993 was the final date on which ESOP allocations were made to employees' retirement accounts.

  In addition, Enron has a Supplemental Retirement Plan that is designed to assure payments to certain employees of that retirement income that would be provided under the Cash Balance Plan except for the dollar limitation on accrued benefits imposed by the Internal Revenue Code of 1986, as amended, and a Pension Program for Deferral Plan Participants that provides supplemental retirement benefits equal to any reduction in benefits due to deferral of salary into Enron's Deferral Plan.

  The following table sets forth the estimated annual benefits payable under normal retirement at age 65, assuming current remuneration levels without any salary or bonus projections and participation until normal retirement at age 65, with respect to the named officers under the provisions of the foregoing retirement plans.

                        Estimated
             Current    Credited      Current        Estimated
             Credited   Years of    Compensation   Annual Benefit
             Years of   Service       Covered       Payable Upon
             Service    at Age 65     By Plans       Retirement

Mr. DeRoin     32.3       39.0        $266,367        $138,575
Mr. Peters     14.9       37.8        $132,933        $ 75,167

________

NOTE: The estimated annual benefits payable are based on the straight life annuity form without adjustment for any offset applicable to a participant's retirement subaccount in Enron's ESOP.

  Mr. DeRoin participates in the Executive Supplemental
Survivor Benefit Plan. In the event of death after retirement, the Plan provides an annual benefit to the participant's beneficiary equal to 50 percent of the participant's annual base salary at retirement, paid for 10 years. The Plan also provides that in the event of death before retirement, the participant's beneficiary receives an annual benefit equal to 30% of the participant's annual base salary at death, paid for the life of the participant's spouse (but for no more than 20 years in some cases).

Severance Plans

  Enron's Severance Pay Plan, as amended, provides for the payment of benefits to employees who are terminated for failing to meet performance objectives or standards or who are terminated due to reorganization or economic factors. The amount of benefits payable for performance related terminations is based on length of service and may not exceed six weeks' pay. For those terminated as the result of reorganization or economic circumstances, the benefit is based on length of service and amount of pay up to a maximum payment of 26 weeks of base pay.
If the employee signs a Waiver and Release of Claims Agreement, the severance pay benefits are doubled. Under no circumstances will the total severance pay benefit exceed 52 weeks of pay. Under the Enron Corp. Change of Control Severance Plan, in the event of an unapproved change of control of Enron, any employee who is involuntarily terminated within two years following the change of control will be eligible for severance benefits equal to two weeks of base pay multiplied by the number of full or partial years of service, plus one month of base pay for each $10,000 (or portion of $10,000) included in the employee's annual base pay, plus one month of base pay for each five percent of annual incentive award opportunity under any approved plan. The maximum an employee can receive is 2.99 times the employee's average W-2 earnings over the past five years.

Item 12.  Beneficial Ownership Of Partnership Interests

  The following table sets forth the beneficial ownership of general partnership interests of Northern Border Pipeline
Company. There are no limited partnership interests.

               Name of Beneficial Owner    General Partnership
                                                Interest
               Northern Border Partners,
               L.P.(1)                             70%
               TC PipeLines, LP(2)                 30%

__________

(1) The address of Northern Border Partners, L.P. is 1400
    Smith Street, Houston, Texas 77002. Northern Border Partners holds its 70% general partnership interest through Northern Border Intermediate Limited Partnership, a subsidiary limited partnership. Northern Border Partners has three general partners: Northern Plains Natural Gas Company, Pan Border Gas Company and Northwest Border Pipeline Company. Northern Plains and Pan Border are wholly-owned subsidiaries of Enron Corp. and Northwest Border is a wholly-owned subsidiary of The Williams Companies, Inc.

(2) The address of TC PipeLines, LP is Four Greenspoint
    Plaza, 16945 Northchase Drive, Houston, Texas 77060. TC PipeLines holds its 30% general partnership interest through TC PipeLines Intermediate Limited Partnership, a subsidiary limited partnership. TC PipeLines has one general partner, TC PipeLines GP, Inc., a wholly-owned subsidiary of TransCanada PipeLines Limited.

Item 13. Certain Relationships And Related Transactions

  We have extensive ongoing relationships with our general partners and certain of their affiliates. Since 1980, Northern Plains, an affiliate of Enron, has acted and will continue to act as the operator of our pipeline system pursuant to the terms of the operating agreement with Northern Plains. The initial term of the operating agreement expires in 2007. The operating agreement will continue in effect thereafter on a year-to-year basis unless terminated by us or Northern Plains upon six months written notice by either party. The operator is entitled to reimbursement for all reasonable costs, including overhead and administrative expenses, incurred by it and its affiliates in connection with the performance of its responsibilities as operator. In addition, we have agreed to indemnify the operator against any claims and liabilities arising out of the good faith performance by the operator of its responsibilities under our partnership agreement, to the extent the operator is acting within the scope of its authority and in the course of our business. For the year ended December 31, 1999, the aggregate amount paid and reimbursed to Northern Plains, for its services as operator, was approximately $29.7 million.

  Enron Engineering & Construction Company, an affiliate of Enron, provided project management for the construction of The Chicago Project pursuant to the terms of a project management agreement between Northern Plains and Enron Engineering. The project management agreement provided for the appointment of Enron Engineering as project manager of The Chicago Project. Pursuant to the agreement, Enron Engineering's responsibilities included (1) the provision of adequate and qualified manpower necessary for the work contemplated by the project; (2) procurement of required equipment and materials and the services for installation; (3) management and monitoring of performance of vendors and contractors; and (4) obtaining all permits necessary for the work as required by federal, state or local authorities. Northern Plains compensated Enron Engineering for costs incurred in performing the required work on The Chicago Project. Through December 31, 1999, approximately $16.8 million has been paid to Enron Engineering for project management of The Chicago Project.

  In addition, as of February 1, 2000:

  * Enron North America Corp., an affiliate of Enron, is one of our transportation customers, and is obligated to pay 5.3% of our annual cost of service;

  * TransCanada Gas Services, an affiliate of TransCanada
    PipeLines Limited, is one of our transportation customers and is currently obligated to pay 10.8% of our annual cost of service pursuant to a transportation contract wherein
    TransCanada Gas Services acts as the agent of its parent, TransCanada;

  * Transco, an affiliate of Williams, is one of our transportation customers and is currently obligated to pay
    0.8% of our annual cost of service; and

  * Northern Natural Gas Company, an affiliate of Enron, provides a financial guaranty for a portion of the transportation capacity held by Pan-Alberta Gas, which currently represents
    10.5% of our annual cost of service.

  The terms of all such related transactions are no less favorable to us than those we would expect to negotiate with unrelated third parties on an arm's length basis.

  Our interests could conflict with the interests of our general partners or their affiliates, and in such case the members of our management committee will generally have a fiduciary duty to resolve such conflicts in a manner that is in our best interest.

  Unless otherwise provided for in a partnership agreement, the laws of Texas generally require a general partner of a partnership to adhere to fiduciary duty standards under which it owes its partners the highest duties of good faith, fairness and loyalty. These rules apply to our management committee. Because of the competing interests identified above, the Northern Border Pipeline Company Partnership Agreement contains provisions that modify certain of these fiduciary duties. For example:

  * The partnership agreement provides that we indemnify the members of our management committee and Northern Plains, as the operator, against all actions if such actions were in good faith and within the scope of their authority in the course of our business. It also provides that such persons will not be liable for any liabilities incurred by us as a result of such acts.

  * The partnership agreement states that our general partners will not be liable to third persons for our losses, deficits, liabilities or obligations (unless our assets have been exhausted).

  * The partnership agreement requires that any contract entered into on our behalf must contain a provision limiting the claims of persons to our assets and expressly waiving any rights of such persons to proceed against our general partners individually.

  * The partnership agreement relieves Northern Border Partners and TC PipeLines, their affiliates and their transferees from any duty to offer business opportunities to us, except that neither our general partners or their affiliates may pursue Project 2000 or any other opportunity relating to expansion or improvements of our pipeline system as it existed on January 15, 1999.

                             PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K


     (a)  (1) and (2)  Financial Statements and Financial Statement Schedules

     See "Index to Financial Statements" set forth on page F-1.

     (a) (3) Exhibits
      * 3.1  Northern Border Pipeline Company General
             Partnership Agreement between Northern
             Plains Natural Gas Company, Northwest
             Border Pipeline Company, Pan Border Gas
             Company, TransCanada Border Pipeline Ltd.
             and TransCan Northern Ltd., effective
             March 9, 1978, as amended (Exhibit 10.2
             to Northern Border Partners, L.P.'s Form
             S-1, SEC File No. 33-66158 ("Form S-1")).
      * 4.1  Indenture, dated as of August 17, 1999,
             between the registrant and Bank One Trust
             Company, NA, successor to The First
             National Bank of Chicago, as trustee.
             (Exhibit 4.1 to Northern Border Pipeline
             Company's Form S-4 Registration
             Statement, Registration No. 333-88577
             ("Form S-4")).
      * 4.2  Registration Rights Agreement, dated as
             of August 17, 1999, by and among the
             registrant and Banc of America Securities
             LLC, Lehman Brothers Inc., A.G. Edwards &
             Sons, Inc. and Salomon Smith Barney Inc.,
             as Initial Purchasers.  (Exhibit No. 4.2
             to Form S-4).
      *10.1  Operating Agreement between Northern
             Border Pipeline Company and Northern
             Plains Natural Gas Company, dated
             February 28, 1980 (Exhibit 10.3 to Form S-
             1).
      *10.2  Note Purchase Agreement between Northern
             Border Pipeline Company and the parties
             listed therein, dated July 15, 1992
             (Exhibit 10.6 to Form S-1).
      *10.3  Supplemental Agreement to the Note
             Purchase Agreement dated as of June 1,
             1995 (Exhibit 10.6.1 to Northern Border
             Partners L.P.'s Form 10-K for the year
             ended December 31, 1995, SEC File No. 1-12202
             ("1995 10-K")).
      *10.4  Guaranty made by Panhandle Eastern
             Pipeline Company, dated October 31, 1992
             (Exhibit 10.9 to Form S-1).
      *10.5  Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             Enron Gas Marketing, Inc., dated June 22,
             1990 (Exhibit 10.10 to Form S-1).
      *10.6  Amended Exhibit A to Northern Border
             Pipeline Company U.S. Shippers Service
             Agreement between Northern Border
             Pipeline Company and Enron Gas Marketing,
             Inc. (Exhibit 10.10.1 to Northern Border
             Partners L.P.'s Form 10-K for the year
             ended December 31, 1993, SEC File No. 1-12202
             ("1993 10-K")).
      *10.7  Amended Exhibit A to Northern Border
             Pipeline U.S. Shippers Service Agreement
             between Northern Border Pipeline Company
             and Enron Gas Marketing, Inc., effective
             November 1, 1994 (Exhibit 10.10.2 to
             Northern Border Partners, L.P.'s Form 10-K
             for the year ended December 31, 1994,
             SEC File No. 1-12202 ("1994 10-K")).
      *10.8  Amended Exhibit A's to Northern Border
             Pipeline Company U.S. Shipper Service
             Agreement effective, August 1, 1995 and
             November 1, 1995 (Exhibit 10.10.3 to 1995
             10-K).
      *10.9  Amended Exhibit A to Northern Border
             Pipeline Company U.S. Shipper Service
             Agreement effective April l, 1998
             (Exhibit 10.10.4 to Northern Border
             Partners, L.P.'s Form 10-K for the year
             ended December 31, 1997, SEC File No. 1-12202
             ("1997 10-K")).
      *10.10 Guaranty made by Northern Natural Gas
             Company, dated October 7, 1993 (Exhibit
             10.11.1 to 1993 10-K).
      *10.11 Guaranty made by Northern Natural Gas
             Company, dated October 7, 1993 (Exhibit
             10.11.2 to 1993 10-K)
      *10.12 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             Western Gas Marketing Limited, as agent
             for TransCanada PipeLines Limited, dated
             December 15, 1980 (Exhibit 10.13 to Form
             S-1).
      *10.13 Amendment to Northern Border Pipeline
             Company Service Agreement extending the
             term effective November 1, 1995 (Exhibit
             10.13.1 to 1995 10-K).
      *10.14 Seventh Supplement Amending Northern
             Border Pipeline Company General
             Partnership Agreement (Exhibit 10.15 to
             Form S-1).
      *10.15 Eighth Supplement Amending Northern
             Border Pipeline Company General
             Partnership Agreement.  (Exhibit 10.15 of
             Form S-4).
      *10.16 Form of Conveyance, Contribution and
             Assumption Agreement among Northern
             Plains Natural Gas Company, Northwest
             Border Pipeline Company, Pan Border Gas
             Company, Northern Border Partners, L.P.,
             and Northern Border Intermediate Limited
             Partnership (Exhibit 10.16 to Form S-1).
      *10.17 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             Transcontinental Gas Pipe Line
             Corporation, dated July 14, 1983, with
             Amended Exhibit A effective February 11,
             1994 (Exhibit 10.17 to 1995 10-K).
      *10.18 Form of Credit Agreement among Northern
             Border Pipeline Company, The First
             National Bank of Chicago, as
             Administrative Agent, The First National
             Bank of Chicago, Royal Bank of Canada,
             and Bank of America National Trust and
             Savings Association, as Syndication
             Agents, First Chicago Capital Markets,
             Inc., Royal Bank of Canada, and
             BancAmerica Securities, Inc, as Joint
             Arrangers and Lenders (as defined
             therein) dated as of June 16, 1997
             (Exhibit 10(c) to Amendment No. 1 to
             Northern Border Partners, L.P. Form S-3,
             SEC File No 333-40601 ("Form S-3")).
      *10.19 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             Enron Capital & Trade Resources Corp.
             dated October 15, 1997 (Exhibit 10.21 to
             1997 10-K).
      *10.20 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             Enron Capital & Trade Resources Corp.
             dated October 15, 1997 (Exhibit 10.22 to
             1997 10-K).
      *10.21 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             Enron Capital & Trade Resources Corp.
             dated August 5, 1997 with Amendment dated
             September 25, 1997 (Exhibit 10.25 to 1997
             10-K).
      *10.22 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             Enron Capital & Trade Resources Corp.
             dated August 5, 1997 (Exhibit 10.26 to
             1997 10-K).
      *10.23 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             TransCanada Gas Services Inc., as agent
             for TransCanada PipeLines Limited dated
             August 5, 1997 (Exhibit 10.27 to 1997
             10-K).
      *10.24 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             TransCanada Gas Services Inc., as agent
             for TransCanada PipeLines Limited dated
             August 5, 1997 (Exhibit 10.28 to 1997
             10-K).
      *10.25 Northern Border Pipeline Company
             Agreement among Northern Plains Natural
             Gas Company, Pan Border Gas Company,
             Northwest Border Pipeline Company,
             TransCanada Border PipeLine Ltd.,
             TransCan Northern Ltd., Northern Border
             Intermediate Limited Partnership,
             Northern Border Partners, L.P., and the
             Management Committee of Northern Border
             Pipeline, dated as of March 17, 1999.
             (Exhibit No. 10.21 to Northern Border
             Partners, L.P.'s Form 10-K for the year
             ended December 31, 1998, SEC File No. 1-12202
             ("1998 10-K")).
      *10.26 Form of Contribution, Conveyance and
             Assumption Agreement among TC PipeLines,
             LP and certain other parties. (Exhibit
             10.2 to TC PipeLines, LP's Form S-1, SEC
             File No. 333-69947 ("TC Form S-1")).
      *10.27 Amended Exhibit A to Northern Border
             Pipeline Company U.S. Shippers Service
             Agreement between Northern Border
             Pipeline Company and Western Gas
             Marketing extending the term effective
             April 2, 1999 (Exhibit 10.11.1 to TC Form
             S-1).
      *10.28 Amended Exhibit A to Northern Border
             Pipeline Company U.S. Shippers Service
             Agreement between Northern Border
             Pipeline Company and Enron Capital &
             Trade Resources Corp. effective November 1,
             1998 (Exhibit 10.15.1 to TC Form S-1).
      *10.29 Amended Exhibit A to Northern Border
             Pipeline Company U.S. Shippers Service
             Agreement between Northern Border
             Pipeline Company and Enron Capital &
             Trade Resources Corp. effective April 2,
             1999 (Exhibit 10.16.1 to TC Form S-1).
      *10.30 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             TransCanada Gas Services Inc. as agent
             for TransCanada PipeLines Limited, dated
             October 10, 1996, with Amended Exhibit A
             effective April 2, 1999 (Exhibit 10.19 to
             TC Form S-1).
      *10.31 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             TransCanada Gas Services Inc. as agent
             for TransCanada PipeLines Limited, dated
             October 5, 1998, with Amended Exhibit A
             effective April 2, 1999 (Exhibit 10.20 to
             TC Form S-1).
      *10.32 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             TransCanada Gas Services Inc. as agent
             for TransCanada PipeLines Limited, dated
             October 5, 1998, with Amended Exhibit A
             effective April 2, 1999 (Exhibit 10.21 to
             TC Form S-1).
      *10.33 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             TransCanada Gas Services Inc. as agent
             for TransCanada PipeLines Limited, dated
             October 5, 1998, with Amended Exhibit A
             effective April 2, 1999 (Exhibit 10.22 to
             TC Form S-1).
      *10.34 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             TransCanada Gas Services Inc. as agent
             for TransCanada PipeLines Limited, dated
             October 5, 1998, with Amended Exhibit A
             effective April 2, 1999 (Exhibit 10.23 to
             TC Form S-1).
      *10.35 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             TransCanada Gas Services Inc. as agent
             for TransCanada PipeLines Limited, dated
             December 18, 1998 (Exhibit 10.24 to TC
             Form S-1).
      *10.36 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and Pan-
             Alberta Gas (U.S.) Inc., dated October 1,
             1993, with Amended exhibit A effective
             June 22, 1998 (Exhibit 10.25 to TC Form S-1).
      *10.37 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and Pan-
             Alberta Gas (U.S.) Inc. (successor to
             Natgas U.S. Inc.), dated October 6, 1989,
             with Amended Exhibit A effective April 2,
             1999 (Exhibit 10.26 to TC Form S-1).
      *10.38 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and Pan-
             Alberta Gas (U.S.) Inc., dated October 1,
             1992, with Amended Exhibit A effective
             June 22, 1998 (Exhibit 10.27 to TC Form S-1).
      *10.39 Project Management Agreement by and
             between Northern Plains Natural Gas
             Company and Enron Engineering &
             Construction Company, dated March 1, 1996
             (Exhibit No. 10.39 to Form S-4).
       27    Financial Data Schedule.
      *99.1  Northern Plains Natural Gas Company Phantom
             Unit Plan (Exhibit 99.1 to Northern Border
             Partners, L.P.'s Form S-8 Registration No.
             333-66949).

*Indicates exhibits incorporated by reference as indicated;
 all other exhibits are filed herewith.

     (b)Reports
       No reports on Form 8-K were filed by the Partnership during the last quarter of 1999.

                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2000.


                              NORTHERN BORDER PIPELINE COMPANY
                              (A Texas General partnership)

                              BY: Northern Plains Natural Gas
                              Company, As Operator


                                 By:  JERRY L. PETERS
                                      Jerry L. Peters
                                      Vice President, Finance and
                                      Treasurer



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

   Signature                  Title                                  Date



LARRY L. DEROIN       President, Northern Plains Natural
Larry L. DeRoin       Gas Company (functional equivalent to
                      the registrant's principal executive
                      officer) and Management Committee Member   March 28, 2000

JERRY L. PETERS       Vice President, Finance and
Jerry L. Peters       Treasurer, Northern Plains Natural
                      Gas Company (functional equivalent to
                      the registrant's principal financial
                      and accounting officer)                    March 28, 2000

STANLEY C. HORTON     Management Committee Member                March 28, 2000
Stanley C. Horton

GARRY P. MIHAICHUK    Management Committee Member                March 28, 2000
Garry P. Mihaichuk

CUBA WADLINGTON, JR.  Management Committee Member                March 28, 2000
Cuba Wadlington, Jr.

                NORTHERN BORDER PIPELINE COMPANY
                  INDEX TO FINANCIAL STATEMENTS

                                                                 Page No.

Financial Statements

       Report of Independent Public Accountants                     F-2
       Balance Sheet - December 31, 1999 and 1998                   F-3
       Statement of Income - Years Ended
          December 31, 1999, 1998 and 1997                          F-4
      Statement  of Cash Flows - Years Ended                        F-5
          December 31, 1999, 1998 and 1997
      Statement of Changes in Partners' Capital  -                  F-6
          Years Ended December 31, 1999, 1998 and 1997
      Notes to Financial Statements                                 F-7 through
                                                                    F-16

Financial Statements Schedule

      Report  of Independent Public Accountants on Schedule         S-1
      Schedule  II - Valuation and Qualifying Accounts              S-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Northern Border Pipeline Company:

We have audited the accompanying balance sheet of Northern Border Pipeline Company (a Texas partnership) as of December 31, 1999 and 1998, and the related statements of income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Border Pipeline Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP

Omaha, Nebraska,
  January 20, 2000

                NORTHERN BORDER PIPELINE COMPANY

                          BALANCE SHEET

                         (In Thousands)

                                                    December 31,
ASSETS                                           1999        1998

CURRENT ASSETS
 Cash and cash equivalents                   $   17,310  $   37,389
 Accounts receivable                             21,929      16,434
 Related party receivables                        5,120       2,470
 Materials and supplies, at cost                  3,645       3,360
 Under recovered cost of service                  3,068       2,781

   Total current assets                          51,072      62,434

NATURAL GAS TRANSMISSION PLANT
 In service                                   2,363,291   2,302,457
 Construction work in progress                    4,730       1,530

   Total property, plant and equipment        2,368,021   2,303,987
 Less: Accumulated provision for
   depreciation and amortization                636,627     589,464

   Property, plant and equipment, net         1,731,394   1,714,523

OTHER ASSETS                                     14,225      13,932

   Total assets                              $1,796,691  $1,790,889


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt        $   66,000  $       --
 Accounts payable                                 5,588      44,042
 Accrued taxes other than income                 26,290      19,828
 Accrued interest                                16,504      11,763
 Accumulated provision for rate refunds           2,317          --

   Total current liabilities                    116,699      75,633

LONG-TERM DEBT, NET OF CURRENT MATURITIES       834,459     862,000

RESERVES AND DEFERRED CREDITS                    10,698       9,818

PARTNERS' CAPITAL                               834,835     843,438

   Total liabilities and partners' capital   $1,796,691  $1,790,889

The accompanying notes are an integral part of these financial statements.

                NORTHERN BORDER PIPELINE COMPANY

                       STATEMENT OF INCOME

                         (In Thousands)



                                       Year Ended December 31,
                                      1999       1998       1997

OPERATING REVENUES
 Operating revenues                 $300,664   $196,600   $226,019
 Provision for rate refunds           (2,317)        --    (39,969)

   Operating revenues, net           298,347    196,600    186,050

OPERATING EXPENSES
 Operations and maintenance           38,708     29,447     28,522
 Depreciation and amortization        51,908     40,989     38,708
 Taxes other than income              30,320     21,381     22,393
 Regulatory credit                        --     (8,878)        --

   Operating expenses                120,936     82,939     89,623

OPERATING INCOME                     177,411    113,661     96,427

INTEREST EXPENSE
 Interest expense                     60,312     44,542     33,020
 Interest expense capitalized            (98)   (19,001)    (3,660)

   Interest expense, net              60,214     25,541     29,360

OTHER INCOME
 Allowance for equity funds used
   during construction                   101     10,237      1,400
 Other income, net                     1,262      1,874      4,305

    Other income                       1,363     12,111      5,705

NET INCOME TO PARTNERS              $118,560   $100,231   $ 72,772


The accompanying notes are an integral part of these financial statements.

                NORTHERN BORDER PIPELINE COMPANY

                     STATEMENT OF CASH FLOWS

                         (In Thousands)



                                                  Year Ended December 31,
                                               1999        1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                     $ 118,560   $ 100,231   $  72,772

 Adjustments to reconcile net income to
 partners to net cash provided by
 operating activities:
   Depreciation and amortization               51,962      41,005      38,715
   Provision for rate refunds                   2,317          --      40,403
   Refunds to shippers                             --          --     (52,630)
   Allowance for equity funds used
    during construction                          (101)    (10,237)     (1,400)
   Regulatory credit                               --      (9,105)         --
   Changes in components of working capital    (2,112)    (18,471)     16,389
   Other                                          840         354       1,079

      Total adjustments                        52,906       3,546      42,556

   Net cash provided by operating activities  171,466     103,777     115,328

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property, plant
   and equipment, net                        (101,678)   (651,169)   (152,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributions from partners                       --     223,000      81,000
 Distributions to partners                   (127,163)    (61,205)    (99,322)
 Issuance of long-term debt, net              289,026     403,000     209,000
 Retirement of long-term debt                (263,000)         --    (127,500)
 Proceeds received upon termination of
   interest rate forward agreements            12,896          --          --
 Long-term debt financing costs                (1,626)         --        (744)
 Repayment of note payable                         --          --     (10,000)

   Net cash provided by (used in)
    financing activities                      (89,867)    564,795      52,434

NET CHANGE IN CASH AND CASH EQUIVALENTS       (20,079)     17,403      15,692

Cash and cash equivalents-beginning of year    37,389      19,986       4,294

Cash and cash equivalents-end of year       $  17,310   $  37,389   $  19,986



Changes in components of working capital:
 Accounts receivable                        $  (8,145)  $  (1,567)  $   1,927
 Materials and supplies                          (285)        317         170
 Accounts payable                              (4,598)    (10,769)     14,587
 Accrued taxes other than income                6,462        (466)       (674)
 Accrued interest                               4,741       1,396          14
 Over/under recovered cost of service            (287)     (7,382)        365

 Total                                       $  (2,112)  $(18,471)  $  16,389

The accompanying notes are an integral part of these financial statements.

                NORTHERN BORDER PIPELINE COMPANY

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                         (In Thousands)

                                                       TC           Northern
                         TransCanada                PipeLines        Border
                           Border       TransCan   Intermediate   Intermediate     Total
                          PipeLine      Northern     Limited         Limited      Partners'
                            Ltd.          Ltd.     Partnership    Partnership     Capital

Partners' Capital at
 December 31, 1996       $ 31,618      $ 126,471    $     --       $368,873       $ 526,962

Net income to partners      4,366         17,466          --         50,940          72,772

Contributions received      4,860         19,440          --         56,700          81,000

Distributions paid         (5,959)       (23,838)         --        (69,525)        (99,322)

Partners' Capital at
 December 31, 1997         34,885        139,539          --        406,988         581,412

Net income to partners      6,014         24,055          --         70,162         100,231

Contributions received     13,380         53,520          --        156,100         223,000

Distributions paid         (3,673)       (14,689)         --        (42,843)        (61,205)

Partners' Capital at
 December 31, 1998         50,606        202,425          --        590,407         843,438

Net income to partners      2,930         11,715      20,923         82,992         118,560

Distributions paid         (5,206)       (20,819)    (12,124)       (89,014)       (127,163)

Ownership transfer        (48,330)      (193,321)    241,651             --              --

Partners' Capital at
 December 31, 1999       $     --      $      --    $250,450       $584,385       $ 834,835


The accompanying notes are an integral part of these financial statements.

                    NORTHERN BORDER PIPELINE COMPANY

                     NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND MANAGEMENT

    Northern Border Pipeline Company (Northern Border Pipeline) is a general partnership, formed in 1978, pursuant to the Texas Uniform Partnership Act. The ownership percentages of the partners in Northern Border Pipeline (Partners) at December 31, 1999 and 1998, are as follows:

                 Partner                               1999   1998

    Northern Border Intermediate Limited Partnership    70     70
    TC PipeLines Intermediate Limited Partnership       30     --
    TransCan Northern Ltd.                              --     24
    TransCanada Border PipeLine Ltd.                    --      6

    Net income and distributions are allocated to the Partners based on ownership percentage. Effective May 28, 1999, TransCanada Border PipeLine Ltd. and TransCan Northern Ltd. transferred their combined 30% ownership interest in Northern Border Pipeline to TC PipeLines Intermediate Limited Partnership (TC PipeLines) in connection with an initial public offering of limited partner interests in TC PipeLines, LP. In accordance with the partnership agreement, net income and distributions were prorated at the effective date of the ownership transfer.

    Northern Border Pipeline owns a 1,214-mile natural gas transmission pipeline system extending from the United
    States-Canadian border near Port of Morgan, Montana, to a terminus near Manhattan, Illinois.

    Northern Border Pipeline is managed by a Management Committee that includes three representatives from Northern Border Intermediate Limited Partnership (Partnership) and one representative from TC PipeLines. The Partnership's representatives selected by its general partners, Northern Plains Natural Gas Company (Northern Plains), a wholly-owned subsidiary of Enron Corp. (Enron), Pan Border Gas Company (Pan Border), a wholly-owned subsidiary of Northern Plains, and Northwest Border Pipeline Company, a wholly-owned subsidiary of The Williams Companies, Inc., have 35%, 22.75% and 12.25%, respectively, of the voting interest on the Management Committee. The representative designated by TC PipeLines votes the remaining 30% interest. In December 1998, Northern Plains acquired Pan Border from a subsidiary of Duke Energy Corporation. At the closing of the acquisition, Pan Border's sole asset consisted of its general partner interest in the Partnership. The day-to-day management of Northern Border Pipeline's affairs is the responsibility of Northern Plains (the Operator), as defined by the operating agreement between Northern Border Pipeline and Northern Plains. Northern Border Pipeline is charged for the salaries, benefits and expenses of the Operator. For the years ended December 31, 1999, 1998 and 1997, Northern Border Pipeline reimbursed the Operator approximately $29.7 million, $30.0 million and $24.6 million, respectively. Additionally, an Enron affiliate was responsible for project management on Northern Border Pipeline's expansion and extension of its pipeline from near Harper, Iowa to a point near Manhattan, Illinois (The Chicago Project).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (B) Government Regulation

        Northern Border Pipeline is subject to regulation by the Federal Energy Regulatory Commission (FERC). Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for nonregulated entities. At December 31, 1999 and 1998, Northern Border Pipeline has reflected regulatory assets of approximately $12.1 million and $12.8 million, respectively, in Other Assets on the balance sheet. During the construction of The Chicago Project, Northern Border Pipeline placed certain new facilities into service in advance of the December 1998 project in-service date to maintain gas flow at firm contracted capacity while existing facilities were being modified. As required by the certificate of public convenience and necessity issued by the FERC, Northern Border Pipeline recorded a regulatory credit of approximately $8.9 million in 1998, which deferred the cost of service of these new facilities. Northern Border Pipeline is allowed to recover the regulatory asset that resulted from the cost of service deferral from its shippers over a ten-year period commencing with the in-service date of The Chicago Project. At December 31, 1999 and 1998, the unrecovered regulatory asset related to The Chicago Project facilities was approximately $8.2 million and $8.9 million, respectively. The remaining regulatory asset at both December 31, 1999 and 1998, of approximately $3.9 million, relates to costs recorded from previous expansions and extensions of the pipeline system. Northern Border Pipeline is seeking recovery of these amounts in its current rate proceeding (see Note 5).

    (C) Income Taxes

        Income taxes are the responsibility of the Partners and are not reflected in these financial statements. However, the Northern Border Pipeline FERC tariff establishes the method of accounting for and calculating income taxes and requires Northern Border Pipeline to reflect in its cost of service the income taxes which would have been paid or accrued if Northern Border Pipeline were organized during the period as a corporation. As a result, for purposes of calculating the return allowed by the FERC, Partners' capital and rate base are reduced by the amount equivalent to the net accumulated deferred income taxes. Such amounts were approximately $316 million and $300 million at December 31, 1999 and 1998, respectively, and are primarily related to accelerated depreciation and other plant-related differences.

    (D) Property, Plant and Equipment and Related Depreciation and
        Amortization

        Property, plant and equipment is stated at original cost. In December 1998, Northern Border Pipeline placed into service the facilities for The Chicago Project. At December 31, 1999 and 1998, approximately $3.5 million and $37.4 million, respectively, of project costs incurred but not paid for The Chicago Project were recorded in accounts payable and natural gas transmission plant on the balance sheet and were excluded from the change in accounts payable and capital expenditures for property, plant and equipment, net on the statement of cash flows.

        Maintenance and repairs are charged to operations in the period incurred. The provision for depreciation and amortization of the transmission line is an integral part of Northern Border Pipeline's FERC tariff. The effective depreciation rate applied to Northern Border Pipeline's transmission plant in 1999, 1998 and 1997 was 2.0%, 2.5% and 2.5%, respectively. In 2000, the depreciation rate increases to 2.3% and is scheduled to continue to increase gradually on an annual basis until it reaches 3.2% in 2002. Composite rates are applied to all other functional groups of property having similar economic characteristics. The depreciation rate for transmission plant is being reviewed in Northern Border Pipeline's current rate proceeding (see Note 5).

        The original cost of property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal. No retirement gain or loss is included in income except in the case of extraordinary retirements or sales.

    (E) Revenue Recognition

        Northern Border Pipeline bills the cost of service on an estimated basis for a six month cycle. Any net excess or deficiency resulting from the comparison of the actual cost of service determined for that period in accordance with the FERC tariff to the estimated billing is accumulated, including carrying charges thereon and is either billed to or credited back to the shippers. Revenues reflect actual cost of service. An amount equal to differences between billing estimates and the actual cost of service, including carrying charges, is reflected in current assets or current liabilities.

    (F) Allowance for Funds Used During Construction

        The allowance for funds used during construction
        (AFUDC) represents the estimated costs, during the period of construction, of funds used for construction purposes. For regulated activities, Northern Border Pipeline is permitted to earn a return on and recover AFUDC through its inclusion in rate base and the provision for depreciation. The rate employed for the equity component of AFUDC is the equity rate of return stated in Northern Border Pipeline's FERC tariff.

    (G) Cash and Cash Equivalents

        Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these investments.

    (H) Risk Management

        Financial instruments are used by Northern Border
        Pipeline in the management of its interest rate exposure.
        A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities. As a result, Northern Border Pipeline has entered into various interest rate swap agreements with major financial institutions which hedge interest rate risk by effectively converting certain of its floating rate debt to fixed rate debt. Northern Border Pipeline does not use these instruments for trading purposes. The cost or benefit of the interest rate swap agreements is recognized currently as a component of interest expense.

3.  SHIPPER SERVICE AGREEMENTS

    Operating revenues are collected pursuant to the FERC tariff which directs that Northern Border Pipeline collect its cost of service through firm transportation service agreements (firm service agreements). Northern Border Pipeline's FERC tariff provides an opportunity to recover all operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated equity return. Billings for the firm service agreements are based on contracted volumes to determine the allocable share of the cost of service and are not dependent upon the percentage of available capacity actually used.

    Northern Border Pipeline's firm service agreements extend for various terms with termination dates that range from October 2001 to December 2013. Northern Border Pipeline also has interruptible service contracts with numerous other shippers as a result of its self-implementing blanket transportation authority. Revenues received from the interruptible service contracts are credited to the cost of service reducing the billings for the firm service agreements.

    Northern Border Pipeline's largest shipper, Pan-Alberta Gas (U.S.) Inc. (PAGUS), is presently obligated for approximately 25.7% of the cost of service through three firm service agreements which expire in October 2003. Financial guarantees exist through October 2001 for approximately 16.3% of the total cost of service related to the contracted capacity of PAGUS, including 10.5% guaranteed by Northern Natural Gas Company, a wholly-owned subsidiary of Enron. The remaining cost of service obligation of PAGUS is supported by various credit support arrangements, including among others, a letter of credit, an escrow account and an upstream capacity transfer agreement. Operating revenues from the PAGUS firm service agreements and interruptible service contracts for the years ended December 31, 1999, 1998 and 1997 were $76.6 million, $87.3 million and $86.8 million, respectively.

    Shippers affiliated with the Partners of Northern Border Pipeline have firm service agreements representing approximately 17.3% of the cost of service. These firm service agreements extend for various terms with termination dates that range from October 2003 to May 2009. Operating revenues from the affiliated firm service agreements and interruptible service contracts for the years ended December 31, 1999, 1998 and 1997 were $52.5 million, $22.4 million and $20.2 million, respectively.

4.  CREDIT FACILITIES AND LONG-TERM DEBT

    Detailed information on long-term debt is as follows:

                                                    December 31,
    (Thousands of dollars)                         1999       1998

    Senior notes - average 8.43%,
     due from 2000 to 2003                       $250,000   $250,000
    Pipeline credit agreement
     Term loan, due 2002                          439,000    484,500
     Five-year revolving credit facility               --    127,500
    Senior notes - 7.75%, due 2009                200,000         --
    Unamortized proceeds from termination
     of interest rate forward agreements           12,397         --
    Unamortized debt discount                        (938)        --

    Total                                         900,459    862,000
    Less: Current maturities of long-term debt     66,000         --

    Long-term debt                               $834,459   $862,000

    In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009, which notes were subsequently exchanged in a registered offering for notes with substantially identical terms (Senior Notes). Also in August 1999, Northern Border Pipeline received approximately $12.9 million from the termination of interest rate forward agreements, which is included in long-term debt on the balance sheet and is being amortized against interest expense over the life of the Senior Notes. The interest rate forward agreements, which had an aggregate notional amount of $150 million, had been executed in September 1998 to hedge the interest rate on a planned issuance of fixed rate debt in 1999. The proceeds from the private offering, net of debt discounts and issuance costs, and the termination of the interest rate forward agreements were used to reduce existing indebtedness under a June 1997 credit agreement.

    In June 1997, Northern Border Pipeline entered into a credit agreement (Pipeline Credit Agreement) with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of a previously existing bank loan agreement and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project. Effective March 1999, in accordance with the provisions of the Pipeline Credit Agreement, Northern Border Pipeline converted the three-year revolving credit facility to a term loan maturing in June 2002. The Pipeline Credit Agreement permits Northern Border Pipeline to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period, subject to certain parameters. Northern Border Pipeline is required to pay a facility fee on the remaining aggregate principal commitment amount of $639 million.

    At December 31, 1999 and 1998, Northern Border Pipeline had outstanding interest rate swap agreements with notional amounts of $40 million and $90 million, respectively. The agreement outstanding at December 31, 1999, will terminate in November 2001. Under the agreements, Northern Border Pipeline makes payments to counterparties at fixed rates and in return receives payments at variable rates based on the London Interbank Offered Rate. At December 31, 1999 and 1998, Northern Border Pipeline was in a payable position relative to its counterparties. The average effective interest rate of Northern Border Pipeline's variable rate debt, taking into consideration the interest rate swap agreements, was 6.73% and 6.17% at December 31, 1999 and 1998, respectively.

    Interest paid, net of amounts capitalized, during the years ended December 31, 1999, 1998 and 1997 was $55.5 million, $23.8 million and $29.0 million, respectively.

    Aggregate required repayments of long-term debt are as follows:
    $66 million, $41 million, $517 million and $65 million for 2000, 2001, 2002 and 2003, respectively. There are no required repayment obligations for 2004.

    Certain of Northern Border Pipeline's long-term debt and credit arrangements contain requirements as to the maintenance of minimum partners' capital and debt to capitalization ratios which restrict the incurrence of other indebtedness by Northern Border Pipeline and also place certain restrictions on distributions to the partners of Northern Border Pipeline. Under the most restrictive of the covenants, as of December 31, 1999 and 1998, respectively, $132 million and $173 million of partners' capital of Northern Border Pipeline could be distributed.

    The following estimated fair values of financial instruments represent the amount at which each instrument could be exchanged in a current transaction between willing parties. Based on quoted market prices for similar issues with similar terms and remaining maturities, the estimated fair value of the senior notes due from 2000 to 2003 was approximately $273 million and $287 million at December 31, 1999 and 1998, respectively. The estimated fair value of the senior notes due 2009 was approximately $201 million at December 31, 1999. At December 31, 1999 and 1998, the estimated fair value which would be payable to terminate the interest rate swap agreements, taking into account current interest rates, was approximately $1 million and $3 million, respectively.
    Northern Border Pipeline presently intends to maintain the current schedule of maturities for the senior notes and the interest rate swap agreements which will result in no gains or losses on their respective repayment. The carrying value of Northern Border Pipeline's variable rate debt approximates the fair value since the interest rates are periodically adjusted to current market conditions.

5.  COMMITMENTS AND CONTINGENCIES

    Regulatory Proceedings

    Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes is approximately $30 million. A number of Northern Border Pipeline's shippers and competing pipelines have filed interventions and protests. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes were implemented with subsequent billings subject to refund. At December 31, 1999, Northern Border Pipeline recorded a $2.3 million provision for rate refunds. The June order and a subsequent clarification issued by the FERC in August 1999 set for hearing not only Northern Border Pipeline's proposed changes but also several issues raised by intervenors including the appropriateness of Northern Border Pipeline's cost of service tariff, rolled-in rate treatment of The Chicago Project, capital project cost containment mechanism amount recorded for The Chicago Project, depreciation schedule and creditworthiness standards. A procedural schedule has been established which provides for the hearing to commence in July 2000. At this time, Northern Border Pipeline can give no assurance as to the outcome on any of these issues.

    In October 1998, Northern Border Pipeline filed a certificate application with the FERC to seek approval to expand and extend its pipeline system into Indiana (Project 2000). If approved and constructed, Project 2000 would afford shippers on the expanded and extended pipeline system access to industrial gas consumers in northern Indiana. As a result of permanent releases of capacity between several existing and project shippers originally included in the October 1998 application, Northern Border Pipeline amended its application with the FERC in March 1999. Numerous parties filed to intervene in this proceeding. Several parties protested this application asking that the FERC deny Northern Border Pipeline's request for rolled-in rate treatment for the new facilities and that Northern Border Pipeline be required to solicit indications of interest from existing shippers for capacity releases that would possibly eliminate the construction of certain new facilities. In September 1999, the FERC issued a policy statement on certification and pricing of new construction projects. The policy statement announces a preference for establishing the transportation charge for newly constructed facilities on a separate, stand-alone basis. This reverses the existing presumption in favor of rolled-in pricing once certain conditions were met. In response to the policy statement, Northern Border Pipeline amended its application with the FERC in December 1999. The December amended application reflects estimated capital expenditures of approximately $94 million. Several parties renewed their protests on this latest amended application. While Northern Border Pipeline cannot predict when the FERC will issue its final order on the Project 2000 amended application, Northern Border Pipeline has requested such action by March 15, 2000.

    In January 1998, Northern Border Pipeline filed an application with the FERC to acquire the linepack gas required to operate the pipeline from the shippers and to provide the linepack gas in the future for its operations. The cost of the linepack gas acquired in 1998, which is included in rate base, totaled approximately $11.7 million.

    In August 1997, Northern Border Pipeline received FERC approval of a Stipulation and Agreement (Stipulation) filed on October 15, 1996 to settle its November 1995 rate case. In accordance with the terms of the Stipulation, Northern Border Pipeline's allowed equity rate of return was reduced from the requested 14.25% to 12.75% for the period June 1, 1996 to September 30, 1996 and to 12% thereafter. Additionally, Northern Border Pipeline agreed to reduce its transmission plant depreciation rate retroactively to June 1, 1996, and agreed to implement a $31 million settlement adjustment mechanism (SAM) when The Chicago Project was placed in service. The SAM effectively reduces the allowed return on rate base. In October 1997, Northern Border Pipeline used a combination of cash on hand and borrowings on a revolving credit facility to pay refunds to its shippers of approximately $52.6 million.

    Also as agreed to in the Stipulation, Northern Border Pipeline implemented a capital project cost containment mechanism
    (PCCM). The purpose of the PCCM was to limit Northern Border Pipeline's ability to include cost overruns on The Chicago Project in rate base and to provide incentives to Northern Border Pipeline for cost underruns. The PCCM amount is determined by comparing the final cost of The Chicago Project to the budgeted cost. The Stipulation required the budgeted cost for The Chicago Project, which had been initially filed with the FERC for approximately $839 million, to be adjusted for the effects of inflation and project scope changes, as defined in the Stipulation. Such adjusted budgeted cost of The Chicago Project has been estimated to be $897 million, with the final construction cost estimated to be $894 million. Thus, Northern Border Pipeline's notification to the FERC and its shippers in June 1999 reflects the conclusion that there is a $3 million addition to rate base as a result of the PCCM. The Stipulation required that the calculation of the PCCM be reviewed by an independent national accounting firm. The independent accountants completed their examination of Northern Border Pipeline's PCCM calculation in October 1999. The independent accountants concluded Northern Border Pipeline had complied, in all material respects, with the requirements of the Stipulation related to the PCCM. Northern Border Pipeline filed its June 1999 report and the independent accountants' report in its current rate case proceeding discussed previously. Testimony filed by the FERC staff and intervenors in the current rate case proceeding has proposed changes to the PCCM computation, which would result in rate base reductions ranging from $32 million to $43 million. Although Northern Border Pipeline believes the computation has been made in accordance with the terms of the Stipulation, it is unable to predict at this time whether any adjustments will be required. Should developments in the rate case result in rate base reductions, a non-cash charge to write down transmission plant would result and such charge could be material to the operating results of Northern Border Pipeline.

    Environmental Matters

    Northern Border Pipeline is not aware of any material contingent liabilities with respect to compliance with applicable environmental laws and regulations.

    Other

    Various legal actions that have arisen in the ordinary course of business are pending. Northern Border Pipeline believes that the resolution of these issues will not have a material adverse impact on Northern Border Pipeline's results of operations or financial position.

6.  CAPITAL EXPENDITURE PROGRAM

    Total capital expenditures for 2000 are estimated to be $25 million. This includes approximately $10 million for Project 2000 (see Note 5) and approximately $15 million for renewals and replacements of the existing facilities. Funds required to meet the capital expenditures for 2000 are anticipated to be provided primarily from internal sources.

7.  QUARTERLY FINANCIAL DATA (Unaudited)

                           Operating       Operating   Net Income
    (In thousands)       Revenues, net       Income    to Partners

    1999
      First Quarter        $73,635          $44,271      $30,315
      Second Quarter        73,022           43,788       28,933
      Third Quarter         73,925           44,017       29,127
      Fourth Quarter        77,765           45,335       30,185
    1998
      First Quarter        $47,504          $24,939      $20,262
      Second Quarter        48,851           27,509       24,844
      Third Quarter         49,121           28,829       26,945
      Fourth Quarter        51,124           32,384       28,180

8.  ACCOUNTING PRONOUNCEMENTS

    In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance, however, the statement cannot be applied retroactively. Northern Border Pipeline does not plan to adopt SFAS No. 133 early. Northern Border Pipeline believes that SFAS No. 133 will not have a material impact on its financial position or results of operations.

9.  SUBSEQUENT EVENTS

    Northern Border Pipeline makes distributions to it general partners approximately one month following the end of the quarter. The distribution computed for the fourth quarter of 1999 of approximately $30.9 million is payable February 2, 2000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To Northern Border Pipeline Company:

We have audited in accordance with generally accepted auditing standards, the financial statements of Northern Border Pipeline Company included in this Form 10-K and have issued our report thereon dated January 20, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Northern Border Pipeline Company listed in Item 14 of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP

Omaha, Nebraska,
  January 20, 2000


                                                        SCHEDULE II

                 NORTHERN BORDER PIPELINE COMPANY
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                          (In Thousands)


Column A               Column B          Column C            Column D         Column E
                                         Additions           Deductions
                      Balance at   Charged to   Charged    For Purpose For
                      Beginning    Costs and    to Other   Which Reserves    Balance at
Description            of Year      Expenses    Accounts   Were Created      End of Year

Reserve for
  regulatory issues
   1999                $6,726         $650       $--           $--             $7,376
   1998                $6,726         $ --       $--           $--             $6,726
   1997                $5,953         $773       $--           $--             $6,726

               UNITED STATES SECURITIES AND EXCHANGE
                            COMMISSION
                      WASHINGTON, D.C.  20549
                      _______________________


                            EXHIBITS TO
                           F O R M  10-K


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999
Commission file number: 333-88577


                 NORTHERN BORDER PIPELINE COMPANY
      (Exact name of registrant as specified in its charter)


             TEXAS                                 74-2684967
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)


       1111 SOUTH 103rd STREET, OMAHA, NEBRASKA   68124-1000
        (Address of principal executive offices)  (zip code)
 Registrant's telephone number, including area code:  402-398-7700

                           EXHIBIT INDEX

      * 3.1  Northern Border Pipeline Company General
             Partnership Agreement between Northern
             Plains Natural Gas Company, Northwest
             Border Pipeline Company, Pan Border Gas
             Company, TransCanada Border Pipeline Ltd.
             and TransCan Northern Ltd., effective March
             9, 1978, as amended (Exhibit 10.2 to
             Northern Border Partners, L.P.'s Form S-1,
             SEC File No. 33-66158 ("Form S-1")).
      * 4.1  Indenture, dated as of August 17, 1999,
             between the registrant and Bank One Trust
             Company, NA, successor to The First
             National Bank of Chicago, as trustee.
             (Exhibit 4.1 to Northern Border Pipeline
             Company's Form S-4 Registration Statement,
             Registration No. 333-88577 ("Form S-4")).
      * 4.2  Registration Rights Agreement, dated as of
             August 17, 1999, by and among the
             registrant and Banc of America Securities
             LLC, Lehman Brothers Inc., A.G. Edwards &
             Sons, Inc. and Salomon Smith Barney Inc.,
             as Initial Purchasers.  (Exhibit No. 4.2 to
             Form S-4).
      *10.1  Operating Agreement between Northern Border
             Pipeline Company and Northern Plains
             Natural Gas Company, dated February 28,
             1980 (Exhibit 10.3 to Form S-1).
      *10.2  Note Purchase Agreement between Northern
             Border Pipeline Company and the parties
             listed therein, dated July 15, 1992
             (Exhibit 10.6 to Form S-1).
      *10.3  Supplemental Agreement to the Note Purchase
             Agreement dated as of June 1, 1995 (Exhibit
             10.6.1 to Northern Border Partners L.P.'s
             Form 10-K for the year ended December 31,
             1995, SEC File No. 1-12202 ("1995 10-K")).
      *10.4  Guaranty made by Panhandle Eastern Pipeline
             Company, dated October 31, 1992 (Exhibit
             10.9 to Form S-1).
      *10.5  Northern Border Pipeline Company U.S.
             Shippers Service Agreement between Northern
             Border Pipeline Company and Enron Gas
             Marketing, Inc., dated June 22, 1990
             (Exhibit 10.10 to Form S-1).
      *10.6  Amended Exhibit A to Northern Border
             Pipeline Company U.S. Shippers Service
             Agreement between Northern Border Pipeline
             Company and Enron Gas Marketing, Inc.
             (Exhibit 10.10.1 to Northern Border
             Partners L.P.'s Form 10-K for the year
             ended December 31, 1993, SEC File No. 1-
             12202 ("1993 10-K")).
      *10.7  Amended Exhibit A to Northern Border
             Pipeline U.S. Shippers Service Agreement
             between Northern Border Pipeline Company
             and Enron Gas Marketing, Inc., effective
             November 1, 1994 (Exhibit 10.10.2 to
             Northern Border Partners, L.P.'s Form 10-K
             for the year ended December 31, 1994, SEC
             File No. 1-12202 ("1994 10-K")).
      *10.8  Amended Exhibit A's to Northern Border
             Pipeline Company U.S. Shipper Service
             Agreement effective, August 1, 1995 and
             November 1, 1995 (Exhibit 10.10.3 to 1995
             10-K).
      *10.9  Amended Exhibit A to Northern Border
             Pipeline Company U.S. Shipper Service
             Agreement effective April l, 1998 (Exhibit
             10.10.4 to Northern Border Partners, L.P.'s
             Form 10-K for the year ended December 31,
             1997, SEC File No. 1-12202 ("1997 10-K")).
      *10.10 Guaranty made by Northern Natural Gas
             Company, dated October 7, 1993 (Exhibit
             10.11.1 to 1993 10-K).
      *10.11 Guaranty made by Northern Natural Gas
             Company, dated October 7, 1993 (Exhibit
             10.11.2 to 1993 10-K)
      *10.12 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between Northern
             Border Pipeline Company and Western Gas
             Marketing Limited, as agent for TransCanada
             PipeLines Limited, dated December 15, 1980
             (Exhibit 10.13 to Form S-1).
      *10.13 Amendment to Northern Border Pipeline
             Company Service Agreement extending the
             term effective November 1, 1995 (Exhibit
             10.13.1 to 1995 10-K).
      *10.14 Seventh Supplement Amending Northern Border
             Pipeline Company General Partnership
             Agreement (Exhibit 10.15 to Form S-1).
      *10.15 Eighth Supplement Amending Northern Border
             Pipeline Company General Partnership
             Agreement.  (Exhibit 10.15 of Form S-4).
      *10.16 Form of Conveyance, Contribution and
             Assumption Agreement among Northern Plains
             Natural Gas Company, Northwest Border
             Pipeline Company, Pan Border Gas Company,
             Northern Border Partners, L.P., and
             Northern Border Intermediate Limited
             Partnership (Exhibit 10.16 to Form S-1).
      *10.17 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between Northern
             Border Pipeline Company and
             Transcontinental Gas Pipe Line Corporation,
             dated July 14, 1983, with Amended Exhibit A
             effective February 11, 1994 (Exhibit 10.17
             to 1995 10-K).
      *10.18 Form of Credit Agreement among Northern
             Border Pipeline Company, The First National
             Bank of Chicago, as Administrative Agent,
             The First National Bank of Chicago, Royal
             Bank of Canada, and Bank of America
             National Trust and Savings Association, as
             Syndication Agents, First Chicago Capital
             Markets, Inc., Royal Bank of Canada, and
             BancAmerica Securities, Inc, as Joint
             Arrangers and Lenders (as defined therein)
             dated as of June 16, 1997 (Exhibit 10(c) to
             Amendment No. 1 to Northern Border
             Partners, L.P. Form S-3, SEC File No 333-
             40601 ("Form S-3")).
      *10.19 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between Northern
             Border Pipeline Company and Enron Capital &
             Trade Resources Corp. dated October 15,
             1997 (Exhibit 10.21 to 1997 10-K).
      *10.20 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between Northern
             Border Pipeline Company and Enron Capital &
             Trade Resources Corp. dated October 15,
             1997 (Exhibit 10.22 to 1997 10-K).
      *10.21 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between Northern
             Border Pipeline Company and Enron Capital &
             Trade Resources Corp. dated August 5, 1997
             with Amendment dated September 25, 1997
             (Exhibit 10.25 to 1997 10-K).
      *10.22 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between Northern
             Border Pipeline Company and Enron Capital &
             Trade Resources Corp. dated August 5, 1997
             (Exhibit 10.26 to 1997 10-K).
      *10.23 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between Northern
             Border Pipeline Company and TransCanada Gas
             Services Inc., as agent for TransCanada
             PipeLines Limited dated August 5, 1997
             (Exhibit 10.27 to 1997    10-K).
      *10.24 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between Northern
             Border Pipeline Company and TransCanada Gas
             Services Inc., as agent for TransCanada
             PipeLines Limited dated August 5, 1997
             (Exhibit 10.28 to 1997    10-K).
      *10.25 Northern Border Pipeline Company Agreement
             among Northern Plains Natural Gas Company,
             Pan Border Gas Company, Northwest Border
             Pipeline Company, TransCanada Border
             PipeLine Ltd., TransCan Northern Ltd.,
             Northern Border Intermediate Limited
             Partnership, Northern Border Partners,
             L.P., and the Management Committee of
             Northern Border Pipeline, dated as of March
             17, 1999.  (Exhibit No. 10.21 to Northern
             Border Partners, L.P.'s Form 10-K for the
             year ended December 31, 1998, SEC File No.
             1-12202 ("1998 10-K")).
      *10.26 Form of Contribution, Conveyance and
             Assumption Agreement among TC PipeLines, LP
             and certain other parties. (Exhibit 10.2 to
             TC PipeLines, LP's Form S-1, SEC File No.
             333-69947 ("TC Form S-1")).
      *10.27 Amended Exhibit A to Northern Border
             Pipeline Company U.S. Shippers Service
             Agreement between Northern Border Pipeline
             Company and Western Gas Marketing extending
             the term effective April 2, 1999 (Exhibit
             10.11.1 to TC Form S-1).
      *10.28 Amended Exhibit A to Northern Border
             Pipeline Company U.S. Shippers Service
             Agreement between Northern Border Pipeline
             Company and Enron Capital & Trade Resources
             Corp. effective November 1, 1998 (Exhibit
             10.15.1 to TC Form S-1).
      *10.29 Amended Exhibit A to Northern Border
             Pipeline Company U.S. Shippers Service
             Agreement between Northern Border Pipeline
             Company and Enron Capital & Trade Resources
             Corp. effective April 2, 1999 (Exhibit
             10.16.1 to TC Form S-1).
      *10.30 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between Northern
             Border Pipeline Company and TransCanada Gas
             Services Inc. as agent for TransCanada
             PipeLines Limited, dated October 10, 1996,
             with Amended Exhibit A effective April 2,
             1999 (Exhibit 10.19 to TC Form S-1).
      *10.31 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between Northern
             Border Pipeline Company and TransCanada Gas
             Services Inc. as agent for TransCanada
             PipeLines Limited, dated October 5, 1998,
             with Amended Exhibit A effective April 2,
             1999 (Exhibit 10.20 to TC Form S-1).
      *10.32 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between Northern
             Border Pipeline Company and TransCanada Gas
             Services Inc. as agent for TransCanada
             PipeLines Limited, dated October 5, 1998,
             with Amended Exhibit A effective April 2,
             1999 (Exhibit 10.21 to TC Form S-1).
      *10.33 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between Northern
             Border Pipeline Company and TransCanada Gas
             Services Inc. as agent for TransCanada
             PipeLines Limited, dated October 5, 1998,
             with Amended Exhibit A effective April 2,
             1999 (Exhibit 10.22 to TC Form S-1).
      *10.34 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between Northern
             Border Pipeline Company and TransCanada Gas
             Services Inc. as agent for TransCanada
             PipeLines Limited, dated October 5, 1998,
             with Amended Exhibit A effective April 2,
             1999 (Exhibit 10.23 to TC Form S-1).
      *10.35 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between Northern
             Border Pipeline Company and TransCanada Gas
             Services Inc. as agent for TransCanada
             PipeLines Limited, dated December 18, 1998
             (Exhibit 10.24 to TC Form S-1).
      *10.36 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between Northern
             Border Pipeline Company and Pan-Alberta Gas
             (U.S.) Inc., dated October 1, 1993, with
             Amended exhibit A effective June 22, 1998
             (Exhibit 10.25 to TC Form S-1).
      *10.37 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between Northern
             Border Pipeline Company and Pan-Alberta Gas
             (U.S.) Inc. (successor to Natgas U.S.
             Inc.), dated October 6, 1989, with Amended
             Exhibit A effective April 2, 1999 (Exhibit
             10.26 to TC Form S-1).
      *10.38 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between Northern
             Border Pipeline Company and Pan-Alberta Gas
             (U.S.) Inc., dated October 1, 1992, with
             Amended Exhibit A effective June 22, 1998
             (Exhibit 10.27 to TC Form S-1).
      *10.39 Project Management Agreement by and between
             Northern Plains Natural Gas Company and
             Enron Engineering & Construction Company,
             dated March 1, 1996 (Exhibit No. 10.39 to
             Form S-4).
       27    Financial Data Schedule.
      *99.1  Northern Plains Natural Gas Company Phantom
             Unit Plan (Exhibit 99.1 to Northern Border
             Partners, L.P.'s Form S-8 Registration No.
             333-66949).

*Indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.