Form 10-Q
period 2000-03-31
NORTHERN BORDER PIPELINE CO
filed 2000-05-12
CIK 1095355

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000




                Commission File Number 333-88577
                NORTHERN BORDER PIPELINE COMPANY
     (Exact name of registrant as specified in its charter)


            Texas                             74-2684967
(State or other jurisdiction of      (I.R.S. Employer Identification
incorporation or organization)                 Number)



   1111 South 103rd Street
       Omaha, Nebraska                        68124-1000
(Address of principal executive               (Zip code)
           offices)


                          (402) 398-7700
       (Registrant's telephone number, including area code)




   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]



                             1 of 14

                NORTHERN BORDER PIPELINE COMPANY

                        TABLE OF CONTENTS




                                                           Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

        Statement of Income -
          Three Months Ended March 31, 2000 and 1999           3
        Balance Sheet - March 31, 2000
          and December 31, 1999                                4
        Statement of Cash Flows -
          Three Months Ended March 31, 2000 and 1999           5
        Statement of Changes in Partners' Capital -
          Three Months Ended March 31, 2000                    6
        Notes to Financial Statements                          7

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations      9

   ITEM 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                       12

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                  13

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

                NORTHERN BORDER PIPELINE COMPANY
                       STATEMENT OF INCOME
                         (In Thousands)
                           (Unaudited)


                                           Three Months Ended
                                                March 31,
                                             2000      1999

OPERATING REVENUES, NET                     $76,241   $73,635

OPERATING EXPENSES
 Operations and maintenance                   9,055     9,102
 Depreciation and amortization               14,837    12,785
 Taxes other than income                      7,721     7,477

   Operating expenses                        31,613    29,364

OPERATING INCOME                             44,628    44,271

INTEREST EXPENSE                             16,289    14,399

OTHER INCOME                                    405       443

NET INCOME TO PARTNERS                      $28,744   $30,315


The accompanying notes are an integral part of these financial statements.


            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

                NORTHERN BORDER PIPELINE COMPANY
                          BALANCE SHEET
                         (In Thousands)
                           (Unaudited)


                                               March 31,   December 31,
ASSETS                                          2000           1999

CURRENT ASSETS
 Cash and cash equivalents                   $   39,398    $   17,310
 Accounts receivable                             32,684        27,049
 Materials and supplies, at cost                  5,002         3,645
 Under recovered cost of service                    733         3,068

   Total current assets                          77,817        51,072

NATURAL GAS TRANSMISSION PLANT
 Property, plant and equipment                2,364,341     2,368,021
 Less: Accumulated provision for
   depreciation and amortization                650,709       636,627

   Property, plant and equipment, net         1,713,632     1,731,394

OTHER ASSETS                                     13,987        14,225

   Total assets                              $1,805,436    $1,796,691


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt        $   66,000    $   66,000
 Accounts payable                                 1,976         5,588
 Accrued taxes other than income                 28,327        26,290
 Accrued interest                                 7,564        16,504
 Accumulated provision for rate refunds           9,233         2,317

   Total current liabilities                    113,100       116,699

LONG-TERM DEBT, NET OF CURRENT MATURITIES       849,161       834,459

RESERVES AND DEFERRED CREDITS                    10,468        10,698

PARTNERS' CAPITAL                               832,707       834,835

   Total liabilities and partners' capital   $1,805,436    $1,796,691


 The accompanying notes are an integral part of these financial statements.


            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

                NORTHERN BORDER PIPELINE COMPANY
                     STATEMENT OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                  Three Months Ended
                                                        March 31,
                                                     2000       1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                            $ 28,744   $ 30,315

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                     14,889     12,788
   Provision for rate refunds                         6,916         --
   Changes in components of working capital         (11,649)    (5,894)
   Other                                               (462)        75

      Total adjustments                               9,694      6,969

   Net cash provided by operating activities         38,438     37,284

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property, plant
   and equipment                                       (377)   (57,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to Partners                          (30,872)   (38,015)
 Issuance of long-term debt                          15,000     65,000
 Long-term debt financing costs                        (101)        --

   Net cash provided by (used in)
    financing activities                            (15,973)    26,985

NET CHANGE IN CASH AND CASH EQUIVALENTS              22,088      7,008

Cash and cash equivalents-beginning of period        17,310     37,389

Cash and cash equivalents-end of period            $ 39,398   $ 44,397



Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)            $ 25,415   $ 18,540

Changes in components of working capital:
   Accounts receivable                             $ (5,635)  $ (8,160)
   Materials and supplies                            (1,357)       451
   Under recovered cost of service                    2,335      3,290
   Accounts payable                                     (89)       541
   Accrued taxes other than income                    2,037      2,217
   Accrued interest                                  (8,940)    (4,233)

    Total                                          $(11,649)  $ (5,894)


 The accompanying notes are an integral part of these financial statements.


            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

                NORTHERN BORDER PIPELINE COMPANY
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         (In Thousands)
                           (Unaudited)


                                             TC          Northern
                                          PipeLines       Border
                                         Intermediate   Intermediate     Total
                                           Limited        Limited       Partners'
                                         Partnership    Partnership     Capital

Partners' Capital at December 31, 1999     $250,450       $584,385      $834,835

Net income to partners                        8,623         20,121        28,744

Distributions to partners                    (9,261)       (21,611)      (30,872)

Partners' Capital at March 31, 2000        $249,812       $582,895      $832,707


  The accompanying notes are an integral part of this financial statement.

                NORTHERN BORDER PIPELINE COMPANY
                  NOTES TO FINANCIAL STATEMENTS


1. The financial statements included herein have been prepared by Northern Border Pipeline Company ("Northern Border Pipeline") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Northern Border Pipeline believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 1999.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. In October 1998, Northern Border Pipeline filed a certificate application with the Federal Energy Regulatory Commission ("FERC") to seek approval to expand and extend its pipeline system into Indiana ("Project 2000"). When completed, Project 2000 would afford shippers on the expanded and extended pipeline system access to industrial gas consumers in northern Indiana. The certificate application was subsequently amended by Northern Border Pipeline in March and December 1999. On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate the proposed facilities. The FERC approved Northern Border Pipeline's request for rolled-in rate treatment based upon the proposed project costs. Upon completion of acquisition of necessary right-of-way, permits and equipment, construction will proceed. The capital expenditures for Project 2000 are estimated to be approximately $94 million.

3. Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes is approximately $30 million. A number of Northern Border Pipeline's shippers and competing pipelines have filed interventions and protests. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes were implemented with subsequent billings subject to refund. For the three months ended March 31, 2000, Northern Border Pipeline recorded a $6.9 million provision for rate refunds, which is netted against operating revenues on the statement of income. The June order and a subsequent clarification issued by the FERC in August 1999 set for hearing not only Northern Border Pipeline's proposed changes but also several issues raised by intervenors including the appropriateness of Northern Border Pipeline's cost of service tariff; rolled-in rate treatment of The Chicago Project, which was Northern Border Pipeline's expansion and extension project placed in service in December 1998; capital project cost containment mechanism ("PCCM") amount recorded for The Chicago Project; depreciation schedule and creditworthiness standards. A procedural schedule has been established which provides for the hearing to commence in July 2000. At this time, Northern Border Pipeline can give no assurance as to the outcome on any of these issues.

As agreed to in a prior rate case settlement, the PCCM was implemented to limit Northern Border Pipeline's ability to include cost overruns on The Chicago Project in rate base and to provide incentives for cost underruns. The PCCM amount is computed by comparing the final cost of The Chicago Project to the budgeted cost, adjusted for the effects of inflation and project scope changes as defined in the prior rate case settlement. Testimony filed by the FERC staff and intervenors in the current rate case proceeding has proposed changes to the PCCM computation, which would result in rate base reductions ranging from $32 million to $43 million. Although Northern Border Pipeline believes the PCCM computation has been made in accordance with the terms of the prior rate case settlement, it is unable to predict at this time whether any adjustments will be required. Should developments in the current rate case result in rate base reductions, a non-cash charge to write down transmission plant would result and such charge could be material to the operating results of Northern Border Pipeline.

4. Income taxes are the responsibility of the partners and are not reflected in these financial statements. However, the Northern Border Pipeline FERC tariff establishes the method of accounting for and calculating income taxes and requires Northern Border Pipeline to reflect in its cost of service the income taxes that would have been paid or accrued if Northern Border Pipeline were organized during the period as a corporation. As a result, for purposes of calculating the return allowed by the FERC, partners' capital and rate base are reduced by the amount equivalent to the net accumulated deferred income taxes. Such amounts were approximately $319 million and $316 million at March 31, 2000 and December 31, 1999, respectively, and are primarily related to accelerated depreciation and other plant-related differences.

5. Northern Border Pipeline makes distributions to its general partners approximately one month following the end of the quarter. The distribution computed for the first quarter of 2000 of approximately $33.5 million was paid May 2, 2000.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                NORTHERN BORDER PIPELINE COMPANY


Results of Operations

   Northern Border Pipeline Company's ("Northern Border Pipeline") revenue is derived from agreements with various shippers for the transportation of natural gas. It transports gas under a Federal Energy Regulatory Commission ("FERC") regulated tariff that provides an opportunity to recover all of the operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Northern Border Pipeline is generally allowed to collect from its shippers a return on regulated rate base as well as recover that rate base through depreciation and amortization. The return amount Northern Border Pipeline may collect from its shippers declines as the rate base is recovered. Billings for the firm transportation agreements are based on contracted volumes to determine the allocable share of the cost of service and are not dependent upon the percentage of available capacity actually used.

First Quarter 2000 Compared With First Quarter 1999

   Operating revenues, net increased $2.6 million (4%) for the first quarter of 2000, as compared to the same period in 1999, due primarily to recovery of increased depreciation and amortization expense and interest expense.

   Depreciation and amortization expense increased $2.1 million (16%) for the first quarter of 2000, as compared to the same period in 1999, due primarily to an increase in the depreciation rate applied to transmission plant from 2.0% to 2.3%. The increase in the depreciation rate was approved as part of a previous rate case settlement.

   Interest expense increased $1.9 million (13%) for the first quarter of 2000, as compared to the same period in 1999, due primarily to an increase in interest rates between 1999 and 2000.

Liquidity and Capital Resources

General

    In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009, which notes were subsequently exchanged in a registered offering for notes with substantially identical terms ("Senior Notes"). The proceeds from the Senior Notes were used to reduce indebtedness under a June 1997 credit agreement.

    In June 1997, Northern Border Pipeline entered into a credit agreement ("Pipeline Credit Agreement") with certain financial institutions. The Pipeline Credit Agreement is comprised of a term loan and a $200 million five-year revolving credit facility, both maturing in June 2002. At March 31, 2000, $439.0 million was outstanding under the term loan and $15.0 million was outstanding under the five-year revolving credit facility.

   At March 31, 2000, Northern Border Pipeline also had outstanding $250 million of senior notes issued in a private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million mature in August 2000. Northern Border Pipeline anticipates borrowing on the revolving credit facility to repay the Series A Notes.

   Short-term liquidity needs will be met by internal sources and through the revolving credit facility discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness.

Cash Flows From Operating Activities

   Cash flows provided by operating activities increased $1.2 million to $38.4 million for the first quarter of 2000, as compared to the same period in 1999, primarily due to recovery of increased depreciation and amortization expense and the billings collected subject to refund related to Northern Border Pipeline's current rate proceeding (see Note 3 - Notes to Financial Statements). These increases were partially offset by a reduction in working capital primarily due to a decrease in accrued interest. Interest on the Senior Notes is payable semi-annually in March and September.

Cash Flows From Investing Activities

   Capital expenditures of $0.4 million for the first quarter of 2000 are primarily related to Project 2000 (see Note 2 - Notes to Financial Statements). For the comparable period in 1999, capital expenditures were $57.3 million and included $51.9 for The Chicago Project, which was Northern Border Pipeline's expansion and extension project placed in service in December 1998. The remaining capital expenditures for 1999 were primarily related to renewals and replacements of existing facilities.

   Total capital expenditures for 2000 are estimated to be $27 million, including $15 million for Project 2000. The remaining capital expenditures planned for 2000 are for renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2000 capital expenditures primarily by using internal sources and borrowing on the revolving credit facility.

Cash Flows From Financing Activities

   Cash flows used in financing activities were $16.0 million for the first quarter of 2000 as compared to cash flows provided by financing activities of $27.0 million for the first quarter of 1999. Distributions paid to the general partners decreased $7.1 million to $30.9 million for the first quarter of 2000 as compared to the same period of 1999. The distribution for 1999 included distributions for four months activity, rather than three months, resulting from a change in the timing of distribution payments. Borrowings under the Pipeline Credit Agreement decreased $50 million for the first quarter of 2000 as compared to the same period in 1999. Borrowings in 1999 were used to finance a portion of the capital expenditures for The Chicago Project.

Information Regarding Forward Looking Statements

   The statements in this Quarterly Report that are not historical information are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Financial Statements" regarding Northern Border Pipeline's efforts to pursue opportunities to further increase its capacity. Although Northern Border Pipeline believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include industry results, future demand for natural gas, availability of supplies of Canadian natural gas, political and regulatory developments that impact FERC proceedings involving Northern Border Pipeline, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, Northern Border Pipeline's ability to replace its rate base as it is depreciated and amortized, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, and conditions of the capital markets and equity markets.

           PART I. FINANCIAL INFORMATION - (Concluded)

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                              RISK

                NORTHERN BORDER PIPELINE COMPANY


   Northern Border Pipeline's interest rate exposure results from its variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline maintains a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swap agreements to manage the portion of its fixed rate debt. Since December 31, 1999, there has not been any material change to Northern Border Pipeline's interest rate exposure.

                   PART II. OTHER INFORMATION

                NORTHERN BORDER PIPELINE COMPANY


ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

   None.

(b)   Reports on Form 8-K.

   None.

                           SIGNATURES




   Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NORTHERN BORDER PIPELINE COMPANY
                              (A Texas General Partnership)

Date:  May 12, 2000           By:JERRY L. PETERS
                                 Jerry L. Peters
                                 Vice President, Finance and
                                  Treasurer