Form 10-Q
period 2000-06-30
NORTHERN BORDER PIPELINE CO
filed 2000-08-11
CIK 1095355

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000




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




                             1 of 16

                NORTHERN BORDER PIPELINE COMPANY

                        TABLE OF CONTENTS




                                                            Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Statement of Income -
          Three Months Ended June 30, 2000 and 1999
          and Six Months Ended June 30, 2000 and 1999           3
       Balance Sheet - June 30, 2000
          and December 31, 1999                                 4
       Statement of Cash Flows -
          Six Months Ended June 30, 2000 and 1999               5
       Statement of Changes in Partners' Capital -
          Six Months Ended June 30, 2000                        6
       Notes to Financial Statements                            7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations     10

   ITEM 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                      14

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                   15


                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

                NORTHERN BORDER PIPELINE COMPANY
                       STATEMENT OF INCOME
                         (In Thousands)
                           (Unaudited)


                                Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                                   2000      1999        2000       1999

OPERATING REVENUES, NET          $77,346   $73,022     $153,587   $146,657

OPERATING EXPENSES
 Operations and maintenance       10,854     8,950       19,909     18,052
 Depreciation and amortization    14,538    12,895       29,375     25,680
 Taxes other than income           7,649     7,389       15,370     14,866

   Operating expenses             33,041    29,234       64,654     58,598

OPERATING INCOME                  44,305    43,788       88,933     88,059

INTEREST EXPENSE                  16,369    14,550       32,658     28,949

OTHER INCOME (EXPENSE)             1,477      (305)       1,882        138

NET INCOME TO PARTNERS           $29,413   $28,933     $ 58,157   $ 59,248

 The accompanying notes are an integral part of these financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

                NORTHERN BORDER PIPELINE COMPANY
                          BALANCE SHEET
                         (In Thousands)
                           (Unaudited)

                                               June 30,    December 31,
ASSETS                                           2000         1999

CURRENT ASSETS
 Cash and cash equivalents                   $   36,241   $   17,310
 Accounts receivable                             31,595       27,049
 Materials and supplies, at cost                  5,138        3,645
 Under recovered cost of service                     --        3,068

   Total current assets                          72,974       51,072

NATURAL GAS TRANSMISSION PLANT
 Property, plant and equipment                2,367,491    2,368,021
 Less: Accumulated provision for
   depreciation and amortization                664,797      636,627

   Property, plant and equipment, net         1,702,694    1,731,394

OTHER ASSETS                                     13,782       14,225

   Total assets                              $1,789,450   $1,796,691


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt        $   66,000   $   66,000
 Accounts payable                                 1,443        5,588
 Accrued taxes other than income                 25,132       26,290
 Accrued interest                                17,110       16,504
 Over recovered cost of service                     674           --
 Accumulated provision for rate refunds          16,090        2,317

   Total current liabilities                    126,449      116,699

LONG-TERM DEBT, NET OF CURRENT MATURITIES       823,863      834,459

RESERVES AND DEFERRED CREDITS                    10,468       10,698

PARTNERS' CAPITAL                               828,670      834,835

   Total liabilities and partners' capital   $1,789,450   $1,796,691


 The accompanying notes are an integral part of these financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

                NORTHERN BORDER PIPELINE COMPANY
                     STATEMENT OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                     Six Months Ended
                                                          June 30,
                                                       2000       1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                              $ 58,157   $ 59,248

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                       29,507     25,686
   Provision for rate refunds                          13,773         --
   Changes in components of working capital            (3,471)    (2,517)
   Other                                                 (703)       838

      Total adjustments                                39,106     24,007

   Net cash provided by operating activities           97,263     83,255

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property, plant
   and equipment                                       (3,769)   (76,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to Partners                            (64,322)   (67,773)
 Issuance of long-term debt                            15,000     65,000
 Retirement of long-term debt                         (25,000)   (15,000)
 Long-term debt financing costs                          (241)        --

   Net cash used in financing activities              (74,563)   (17,773)

NET CHANGE IN CASH AND CASH EQUIVALENTS                18,931    (11,476)

Cash and cash equivalents-beginning of period          17,310     37,389

Cash and cash equivalents-end of period              $ 36,241   $ 25,913



Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)              $ 32,419   $ 28,845

Changes in components of working capital:
   Accounts receivable                               $ (4,546)  $ (7,511)
   Materials and supplies                              (1,493)       492
   Over/under recovered cost of service                 3,742      6,904
   Accounts payable                                      (622)    (1,895)
   Accrued taxes other than income                     (1,158)      (428)
   Accrued interest                                       606        (79)

    Total                                            $ (3,471)  $ (2,517)

 The accompanying notes are an integral part of these financial statements.


            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

                NORTHERN BORDER PIPELINE COMPANY
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         (In Thousands)
                           (Unaudited)

                                             TC           Northern
                                          PipeLines        Border
                                         Intermediate   Intermediate                    Total
                                           Limited        Limited      Partners'
                                         Partnership    Partnership    Capital

Partners' Capital at December 31, 1999     $250,450       $584,385     $834,835

Net income to partners                       17,447         40,710       58,157

Distributions to partners                   (19,296)       (45,026)     (64,322)

Partners' Capital at June 30, 2000         $248,601       $580,069     $828,670

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

2. In October 1998, Northern Border Pipeline filed a certificate application with the Federal Energy Regulatory Commission ("FERC") to seek approval to expand and extend its pipeline system into Indiana ("Project 2000"). When completed, Project 2000 would afford shippers on the expanded and extended pipeline system access to industrial gas consumers in northern Indiana. The certificate application was subsequently amended by Northern Border Pipeline in March and December 1999. On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate the proposed facilities. The FERC approved Northern Border Pipeline's request for rolled-in rate treatment based upon the proposed project costs. The project has a targeted in-service date of November 2001. The capital expenditures for the project are estimated to be approximately $94 million.

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

   In June 2000, Northern Border Pipeline reached an agreement in principle with a majority of its customers and the FERC staff to settle the issues in the rate case. Terms of the settlement are confidential until a stipulation and agreement is finalized by the parties and filed with the FERC for approval. For the three month and six month periods ending June 30, 2000, respectively, Northern Border Pipeline recorded a $6.7 million and $13.5 million provision for rate refunds, which reflects the anticipated refund obligation to its customers. The provision for rate refunds is netted against operating revenues on the statement of income. Based upon the agreement in principle, the procedural schedule in the rate case proceeding has been suspended until October 2000. While the parties in the rate case are meeting to finalize the stipulation and agreement, Northern Border Pipeline can give no assurance whether it will be filed and subsequently approved by the FERC.

4. Income taxes are the responsibility of the partners and are not reflected in these financial statements. However, the Northern Border Pipeline FERC tariff establishes the method of accounting for and calculating income taxes and requires Northern Border Pipeline to reflect in its cost of service the income taxes that would have been paid or accrued if Northern Border Pipeline were organized during the period as a corporation. As a result, for purposes of calculating the return allowed by the FERC, partners' capital and rate base are reduced by the amount equivalent to the net accumulated deferred income taxes. Such amounts were approximately $321 million and $316 million at June 30, 2000 and December 31, 1999, respectively, and are primarily related to accelerated depreciation and other plant-related differences.

5. Northern Border Pipeline makes distributions to its general partners approximately one month following the end of the quarter. The distribution for the second quarter of 2000 of approximately $33.8 million was paid August 2, 2000.

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

   Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes is approximately $30 million. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes were implemented with subsequent billings subject to refund. In June 2000, Northern Border Pipeline reached an agreement in principle with a majority of its customers and the FERC staff to settle the issues in the rate case. Terms of the settlement are confidential until a stipulation and agreement is finalized by the parties and filed with the FERC for approval. For the three month and six month periods ending June 30, 2000, respectively, Northern Border Pipeline recorded a $6.7 million and $13.5 million provision for rate refunds, which reflects the anticipated refund obligation to its customers. The provision for rate refunds is netted against operating revenues on the statement of income. While the parties in the rate case are meeting to finalize the stipulation and agreement, Northern Border Pipeline can give no assurance whether it will be filed and subsequently approved by the FERC.

Second Quarter 2000 Compared With Second Quarter 1999

   Operating revenues, net increased $4.3 million (6%) for the second quarter of 2000, as compared to the same period in 1999, due primarily to recovery of increased operations and maintenance expense, depreciation and amortization expense and interest expense.

   Operations and maintenance expense increased $1.9 million (21%) for the second quarter of 2000, as compared to the same period in 1999, due primarily to expenses incurred in connection with Northern Border Pipeline's pending rate case as well as increased administrative expenses for the pipeline.

   Depreciation and amortization expense increased $1.6 million (13%) for the second quarter of 2000, as compared to the same period in 1999, due primarily to an increase in the depreciation rate applied to transmission plant from 2.0% to 2.3%. The increase in the depreciation rate was approved as part of a previous rate case settlement.

   Interest expense increased $1.8 million (13%) for the second quarter of 2000, as compared to the same period in 1999, due primarily to an increase in interest rates between 1999 and 2000.

   Other income increased $1.8 million for the second quarter of 2000, as compared to the same period in 1999, due primarily to income earned from third-party usage of capacity on Northern
Border Pipeline's microwave system.

Six Months June 30, 2000 Compared With Six Months Ended June 30,
1999

   Operating revenues, net increased $6.9 million (5%) for the first half of 2000, as compared to the same period in 1999, due primarily to recovery of increased operations and maintenance expense, depreciation and amortization expense and interest expense.

  Operations and maintenance expense increased $1.9 million (10%) for the first half of 2000, as compared to the same period in 1999, due primarily to expenses incurred in connection with Northern Border Pipeline's pending rate case as well as increased administrative expenses for the pipeline.

   Depreciation and amortization expense increased $3.7 million (14%) for the first half of 2000, as compared to the same period in 1999, due primarily to an increase in the depreciation rate applied to transmission plant from 2.0% to 2.3%. The increase in the depreciation rate was approved as part of a previous rate case settlement.

   Interest expense increased $3.7 million (13%) for the first half of 2000, as compared to the same period in 1999, due primarily to an increase in interest rates between 1999 and 2000.

   Other income increased $1.7 million for the first half of 2000, as compared to the same period in 1999, due primarily to income earned from third-party usage of capacity on Northern
Border Pipeline's microwave system.

Liquidity and Capital Resources

General

    In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009, which notes were subsequently exchanged in a registered offering for notes with substantially identical terms ("Senior Notes"). The proceeds from the Senior Notes were used to reduce indebtedness under a June 1997 credit agreement.

    In June 1997, Northern Border Pipeline entered into a credit agreement ("Pipeline Credit Agreement") with certain financial institutions. The Pipeline Credit Agreement is comprised of a term loan and a $200 million five-year revolving credit facility, both maturing in June 2002. At June 30, 2000, $429.0 million was outstanding under the term loan. No funds were outstanding under the revolving credit facility.

   At June 30, 2000, Northern Border Pipeline also had outstanding $250 million of senior notes issued in a private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million mature in August 2000. Northern Border Pipeline anticipates borrowing on the revolving credit facility to repay the Series A Notes.

   Short-term liquidity needs will be met by internal sources and through the revolving credit facility discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness.

Cash Flows From Operating Activities

   Cash flows provided by operating activities increased $14.0 million to $97.3 million for the first half of 2000, as compared to the same period in 1999, primarily due to recovery of increased depreciation and amortization expense and the billings collected subject to refund related to Northern Border Pipeline's current rate proceeding (see Note 3 - Notes to Financial Statements).

Cash Flows From Investing Activities

   Capital expenditures of $3.8 million for the first half of 2000 included $2.3 million for Project 2000 (see Note 2 - Notes to Financial Statements). For the comparable period in 1999, capital expenditures were $77.0 million and included $70.4 for The Chicago Project, which was Northern Border Pipeline's expansion and extension project placed in service in December 1998. The remaining capital expenditures for 2000 and 1999 were primarily related to renewals and replacements of existing facilities.

   Total capital expenditures for 2000 are estimated to be $21 million, including $10 million for Project 2000. The remaining capital expenditures planned for 2000 are for renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2000 capital expenditures primarily by using internal sources and borrowing on the revolving credit facility.

Cash Flows From Financing Activities

   Cash flows used in financing activities was $74.6 million for the first half of 2000, as compared to $17.8 million for the same period in 1999. Distributions paid to the general partners decreased $3.5 million to $64.3 million for the first half of 2000 as compared to the same period of 1999. The distribution for 1999 included seven months' activity, rather than six months, resulting from a change in the timing of distribution payments. Borrowings under the Pipeline Credit Agreement decreased $50 million for the first half of 2000 as compared to the same period in 1999. Borrowings in 1999 were used to finance a portion of the capital expenditures for The Chicago Project. Repayments on the Pipeline Credit Agreement increased $10.0 million for the first half of 2000 as compared to the same period in 1999.

Information Regarding Forward Looking Statements

   The statements in this Quarterly Report that are not historical information are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Financial Statements" regarding Northern Border Pipeline's efforts to pursue opportunities to further increase its capacity and Northern Border Pipeline's efforts to finalize settlement of its rate case. Although Northern Border Pipeline believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include industry results, future demand for natural gas, availability of supplies of Canadian natural gas, political and regulatory developments that impact FERC proceedings involving Northern Border Pipeline, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, Northern Border Pipeline's ability to replace its rate base as it is depreciated and amortized, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, and conditions of the capital markets and equity markets.

           PART I. FINANCIAL INFORMATION - (Concluded)

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                              RISK

                NORTHERN BORDER PIPELINE COMPANY


   Northern Border Pipeline's interest rate exposure results from the portion of its debt portfolio subject to variable rates. To mitigate potential fluctuations in interest rates, Northern Border Pipeline maintains a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swap agreements to manage its level of exposure to interest rate changes. Since December 31, 1999, there has not been any material change in Northern Border Pipeline's interest rate exposure.

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


                              NORTHERN BORDER PIPELINE COMPANY
                              (A Texas General Partnership)

Date:  August 11, 2000       By:  JERRY L. PETERS
                                  Jerry L. Peters
                                  Vice President, Finance and
                                   Treasurer