Form 10-Q
period 2000-09-30
NORTHERN BORDER PIPELINE CO
filed 2000-11-13
CIK 1095355

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000




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





                             1 of 17

                NORTHERN BORDER PIPELINE COMPANY

                        TABLE OF CONTENTS




                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Statement of Income -
          Three Months Ended September 30, 2000 and 1999
          and Nine Months Ended September 30, 2000 and 1999 3 Balance Sheet - September 30, 2000
          and December 31, 1999                                 4
       Statement of Cash Flows -
          Nine Months Ended September 30, 2000 and 1999         5
       Statement of Changes in Partners' Capital -
          Nine Months Ended September 30, 2000                  6
       Notes to Financial Statements                            7

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations      10

   ITEM 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                        15

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                   16

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

                NORTHERN BORDER PIPELINE COMPANY
                       STATEMENT OF INCOME
                         (In Thousands)
                           (Unaudited)

                                Three Months Ended    Nine Months Ended
                                   September 30,         September 30,
                                  2000      1999        2000       1999

OPERATING REVENUES
 Operating revenues              $81,446   $73,925    $248,543   $220,582
 Provision for rate refunds       (3,205)       --     (16,715)        --

 Operating revenues, net          78,241    73,925     231,828    220,582

OPERATING EXPENSES
 Operations and maintenance       10,039     9,754      29,948     27,806
 Depreciation and amortization    14,248    13,126      43,623     38,806
 Taxes other than income           6,370     7,028      21,740     21,894

   Operating expenses             30,657    29,908      95,311     88,506

OPERATING INCOME                  47,584    44,017     136,517    132,076

INTEREST EXPENSE                  16,394    15,398      49,052     44,347

OTHER INCOME                       3,103       508       4,985        646

NET INCOME TO PARTNERS           $34,293   $29,127    $ 92,450   $ 88,375


 The accompanying notes are an integral part of these financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

                NORTHERN BORDER PIPELINE COMPANY
                          BALANCE SHEET
                         (In Thousands)
                           (Unaudited)

                                             September 30,   December 31,
ASSETS                                           2000            1999

CURRENT ASSETS
 Cash and cash equivalents                   $   35,897      $   17,310
 Accounts receivable                             31,292          27,049
 Materials and supplies, at cost                  5,619           3,645
 Under recovered cost of service                     --           3,068

   Total current assets                          72,808          51,072

NATURAL GAS TRANSMISSION PLANT
 Property, plant and equipment                2,370,979       2,368,021
 Less: Accumulated provision for
   depreciation and amortization                678,906         636,627

   Property, plant and equipment, net         1,692,073       1,731,394

OTHER ASSETS                                     14,642          14,225

   Total assets                              $1,779,523      $1,796,691


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt        $   41,000      $   66,000
 Accounts payable                                 3,608           5,588
 Accrued taxes other than income                 28,704          26,290
 Accrued interest                                 6,757          16,504
 Over recovered cost of service                   5,342              --
 Accumulated provision for rate refunds          19,660           2,317

   Total current liabilities                    105,071         116,699

LONG-TERM DEBT, NET OF CURRENT MATURITIES       837,565         834,459

RESERVES AND DEFERRED CREDITS                     7,768          10,698

PARTNERS' CAPITAL                               829,119         834,835

   Total liabilities and partners' capital   $1,779,523      $1,796,691


 The accompanying notes are an integral part of these financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

                NORTHERN BORDER PIPELINE COMPANY
                     STATEMENT OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)
                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                              $ 92,450   $ 88,375

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                       43,827     38,841
   Provision for rate refunds, including interest      17,343         --
   Changes in components of working capital            (3,597)     5,351
   Other                                               (4,873)       717

      Total adjustments                                52,700     44,909

   Net cash provided by operating activities          145,150    133,284

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property, plant
   and equipment                                       (7,156)   (89,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to Partners                            (98,166)   (97,914)
 Issuance of long-term debt, net                       75,000    281,026
 Retirement of long-term debt                         (96,000)  (255,000)
 Proceeds received upon termination of
   interest rate forward agreements                        --     12,896
 Long-term debt financing costs                          (241)    (1,561)

   Net cash used in financing activities             (119,407)   (60,553)

NET CHANGE IN CASH AND CASH EQUIVALENTS                18,587    (16,831)

Cash and cash equivalents-beginning of period          17,310     37,389

Cash and cash equivalents-end of period              $ 35,897   $ 20,558



Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)              $ 59,358   $ 47,811

Changes in components of working capital:
   Accounts receivable                               $ (4,243)  $ (8,461)
   Materials and supplies                              (1,974)      (300)
   Over/under recovered cost of service                 8,410      9,905
   Accounts payable                                     1,543      3,003
   Accrued taxes other than income                      2,414      4,796
   Accrued interest                                    (9,747)    (3,592)

    Total                                            $ (3,597)  $  5,351


 The accompanying notes are an integral part of these financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

                NORTHERN BORDER PIPELINE COMPANY
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         (In Thousands)
                           (Unaudited)

                                               TC         Northern
                                            PipeLines      Border
                                          Intermediate   Intermediate    Total
                                            Limited        Limited      Partners'
                                          Partnership    Partnership     Capital

Partners' Capital at December 31, 1999     $250,450       $584,385      $834,835

Net income to partners                       27,735         64,715        92,450

Distributions to partners                   (29,450)       (68,716)      (98,166)

Partners' Capital at September 30, 2000    $248,735       $580,384      $829,119


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

3. Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes was approximately $30 million. A number of Northern Border Pipeline's shippers and competing pipelines filed interventions and protests. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes were implemented with subsequent billings subject to refund. The June order and a subsequent clarification issued by the FERC in August 1999 set for hearing not only Northern Border Pipeline's proposed changes but also several issues raised by intervenors including the appropriateness of Northern Border Pipeline's cost of service tariff; rolled-in rate treatment of The Chicago Project, which was Northern Border Pipeline's expansion and extension project placed in service in December 1998; capital project cost containment mechanism ("PCCM") amount recorded for The Chicago Project; depreciation schedule; and creditworthiness standards. As agreed to in a prior rate case settlement, the PCCM was implemented to limit Northern Border Pipeline's ability to include cost overruns on The Chicago Project in rate base and to provide incentives for cost underruns. The PCCM amount is computed by comparing the final cost of The Chicago Project to the budgeted cost, adjusted for the effects of inflation and project scope changes as defined in the prior rate case settlement. Testimony filed by the FERC staff and intervenors in the current rate case proceeding had proposed changes to the PCCM computation, which would have resulted in rate base reductions ranging from $32 million to $43 million.

   On September 26, 2000, Northern Border Pipeline filed a stipulation and agreement that documents the proposed settlement of its pending rate case. The settlement was reached between Northern Border Pipeline, the majority of its shippers and the FERC staff and will become effective if and when approved by the FERC. Northern Border Pipeline anticipates the FERC will act on the settlement in the first quarter of 2001. If the settlement is approved, shippers will pay stated transportation rates based on a straight fixed variable rate design. Under the straight fixed variable rate design, approximately 98% of the shipper payments are attributed to demand charges, based upon contracted firm capacity, and 2% to commodity charges based on the volumes of gas actually transported on the system. On a per unit of transportation basis, the rates under the settlement are approximately equal to the previous rates under the cost of service tariff. The settlement further provides for the incorporation into Northern Border Pipeline's rate base all of the construction costs of The Chicago Project and specifies an annual depreciation rate on transmission plant of 2.25%. Northern Border Pipeline has netted a provision for rate refunds against operating revenues to reflect the significant terms of the settlement in its Statement of Income. While the proposed settlement agreement has not been opposed by any of its shippers, Northern Border Pipeline can give no assurance whether it will be approved by the FERC.

4. Income taxes are the responsibility of the partners and are not reflected in these financial statements. However, the Northern Border Pipeline FERC tariff establishes the method of accounting for and calculating income taxes and requires Northern Border Pipeline to reflect in its accounting records the income taxes that would have been paid or accrued if Northern Border Pipeline were organized during the period as a corporation. As a result, for purposes of calculating the return allowed by the FERC, partners' capital and rate base are reduced by the amount equivalent to the net accumulated deferred income taxes. Such amounts were approximately $324 million and $316 million at September 30, 2000 and December 31, 1999, respectively, and are primarily related to accelerated depreciation and other plant-related differences.

5. Northern Border Pipeline makes distributions to its general partners approximately one month following the end of the quarter. The distribution for the third quarter of 2000 of approximately $36.7 million was paid November 2, 2000.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                NORTHERN BORDER PIPELINE COMPANY


Results of Operations

   Northern Border Pipeline Company's ("Northern Border Pipeline") revenue is derived from agreements with various shippers for the transportation of natural gas. It transports gas under a Federal Energy Regulatory Commission ("FERC") regulated tariff. Northern Border Pipeline has used a cost of service form of tariff since its inception but has agreed to convert to stated rates as part of a settlement of its current rate case discussed below.

   The cost of service tariff provides Northern Border Pipeline an opportunity to recover all of the operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Northern Border Pipeline is generally allowed to collect from its shippers a return on regulated rate base as well as recover that rate base through depreciation and amortization. The return amount Northern Border Pipeline may collect from its shippers declines as the rate base is recovered. Billings for the firm transportation agreements are based on contracted volumes to determine the allocable share of the cost of service and are not dependent upon the percentage of available capacity actually used.

   Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes was approximately $30 million. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes were implemented with subsequent billings subject to refund.

   On September 26, 2000, Northern Border Pipeline filed a stipulation and agreement that documents the proposed settlement of its pending rate case. The settlement was reached between Northern Border Pipeline, the majority of its shippers and the FERC staff and will become effective if and when approved by the FERC. Northern Border Pipeline anticipates the FERC will act on the settlement in the first quarter of 2001. If the settlement is approved, shippers will pay stated transportation rates based on a straight fixed variable rate design. Under the straight fixed variable rate design, approximately 98% of the shipper payments are attributed to demand charges, based upon contracted firm capacity, and 2% to commodity charges based on the volumes of gas actually transported on the system. On a per unit of transportation basis, the rates under the settlement are approximately equal to the previous rates under the cost of service tariff. The settlement further provides for the incorporation into Northern Border Pipeline's rate base all of the construction costs of The Chicago Project, which was Northern Border Pipeline's expansion and extension project placed in service in December 1998, and specifies an annual depreciation rate on transmission plant of 2.25%. Under the settlement, both Northern Border Pipeline and its existing shippers will not be able to seek rate changes until November 1, 2005. Northern Border Pipeline's earnings and cash flow will depend on its future costs, contracted capacity, the volumes of gas transported and its ability to recontract capacity at acceptable rates. Northern Border Pipeline has netted a provision for rate refunds against operating revenues to reflect the significant terms of the settlement in its Statement of Income. While the proposed settlement agreement has not been opposed by any of its shippers, Northern Border Pipeline can give no assurance whether it will be approved by the FERC.

Third Quarter 2000 Compared With Third Quarter 1999

   Operating revenues, net increased $4.3 million (6%) for the third quarter of 2000, as compared to the same period in 1999. Northern Border Pipeline's net operating revenues for 2000 reflect the significant terms of the settlement discussed previously. Operating revenues for 1999 were determined under Northern Border Pipeline's cost of service tariff.

   Depreciation and amortization expense increased $1.1 million (9%) for the third quarter of 2000, as compared to the same period in 1999, due primarily to an increase in the depreciation rate applied to transmission plant. As required by its cost of service tariff, Northern Border Pipeline used a depreciation rate of 2.0% for all of 1999, which was increased to 2.3% beginning January 1, 2000.

   Interest expense increased $1.0 million (6%) for the third quarter of 2000, as compared to the same period in 1999, due primarily to an increase in interest rates between 1999 and 2000.

   Other income increased $2.6 million for the third quarter of 2000, as compared to the same period in 1999, due primarily to a reduction in reserves previously established for regulatory issues.

Nine Months September 30, 2000 Compared With Nine Months Ended
September 30, 1999

   Operating revenues, net increased $11.2 million (5%) for the first nine months of 2000, as compared to the same period in 1999. Northern Border Pipeline's net operating revenues for 2000 reflect the significant terms of the settlement discussed previously. Operating revenues for 1999 were determined under Northern Border Pipeline's cost of service tariff.

   Operations and maintenance expense increased $2.1 million (8%) for the first nine months of 2000, as compared to the same period in 1999, due primarily to increased administrative expenses for the pipeline.

   Depreciation and amortization expense increased $4.8 million (12%) for the first nine months of 2000, as compared to the same period in 1999, due primarily to an increase in the depreciation rate applied to transmission plant. As required by its cost of service tariff, Northern Border Pipeline used a depreciation rate of 2.0% for all of 1999, which was increased to 2.3% beginning January 1, 2000.

   Interest expense increased $4.7 million (11%) for the first nine months of 2000, as compared to the same period in 1999, due primarily to an increase in interest rates between 1999 and 2000.

   Other income increased $4.3 million for the first nine months of 2000, as compared to the same period in 1999, due primarily to a reduction in reserves previously established for regulatory issues. Additionally, the 2000 results reflect income earned from third-party usage of capacity on Northern Border Pipeline's microwave system.

Liquidity and Capital Resources

General

    In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009, which notes were subsequently exchanged in a registered offering for notes with substantially identical terms ("Senior Notes"). The proceeds from the Senior Notes were used to reduce indebtedness under a June 1997 credit agreement.

    Northern Border Pipeline entered into a credit agreement ("Pipeline Credit Agreement") with certain financial institutions in June 1997. The Pipeline Credit Agreement is comprised of a term loan and a $200 million five-year revolving credit facility, both maturing in June 2002. At September 30, 2000, $424.0 million was outstanding under the term loan and $60.0 million was outstanding under the revolving credit facility.

    At September 30, 2000, Northern Border Pipeline also had outstanding $184 million of senior notes issued in a private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million were repaid in August 2000 primarily by borrowing under the Pipeline Credit Agreement. The Series B Notes with a principal amount of $41 million mature in August 2001.

   Short-term liquidity needs will be met by internal sources and through the revolving credit facility discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness.

Cash Flows From Operating Activities

   Cash flows provided by operating activities increased $11.9 million to $145.2 million for the first nine months of 2000, as compared to the same period in 1999, primarily due to the billings collected subject to refund related to Northern Border Pipeline's current rate proceeding (see Note 3 - Notes to Financial Statements).

Cash Flows From Investing Activities

   Capital expenditures of $7.2 million for the first nine months of 2000 included $3.3 million for Project 2000 (see Note 2 - Notes to Financial Statements). For the comparable period in 1999, capital expenditures were $89.6 million and included $78.3 million for The Chicago Project. The remaining capital expenditures for 2000 and 1999 were primarily related to renewals and replacements of existing facilities.

   Total capital expenditures for 2000 are estimated to be $18 million, including $8 million for Project 2000. The remaining capital expenditures planned for 2000 are primarily for renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2000 capital expenditures primarily by using internal sources and borrowing on the revolving credit facility.

Cash Flows From Financing Activities

   Cash flows used in financing activities was $119.4 million for the first nine months of 2000, as compared to $60.6 million for the same period in 1999. Distributions paid to the general partners remained relatively constant between years with distributions of $98.2 million in 2000 compared to $97.9 million in 1999. In August 2000, Northern Border Pipeline repaid its Series A Notes of $66 million primarily by borrowing under the Pipeline Credit Agreement. Under the Pipeline Credit Agreement, borrowings totaled $75 million and repayments totaled $30 million during the nine months ended September 30, 2000. Financing activities for the nine months ended September 30, 1999, included $197.5 million from the issuance of the Senior Notes, net of associated debt discounts and issuance costs, and $12.9 million from the termination of the interest rate forward agreements. Advances under the Pipeline Credit Agreement, which were primarily used to finance a portion of the capital expenditures for The Chicago Project, were $82.0 million for the nine months ended September 30, 1999. During the nine months ended September 30, 1999, $255.0 million was repaid on the Pipeline Credit Agreement.

New Accounting Pronouncement

   In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

   In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain guidance within SFAS No. 133. Northern Border Pipeline plans to adopt SFAS No. 133 beginning January 1, 2001. Northern Border Pipeline believes that SFAS No. 133 (as amended) will not have a material impact on its financial position or results of operations.

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


  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                              RISK

   Northern Border Pipeline's interest rate exposure results from the portion of its debt portfolio subject to variable rates. To mitigate potential fluctuations in interest rates, Northern Border Pipeline maintains a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swap agreements to manage its level of exposure to interest rate changes. Northern Border Pipeline's annual interest rate exposure from a hypothetical 1% increase in interest rates is approximately $4.4 million at September 30, 2000. In its Annual Report on Form 10-K for the year ended December 31, 1999, Northern Border Pipeline reported that, under its cost of service tariff, it would be able to recover an increase in interest expense, if an increase were to occur. If the rate case settlement is approved (see Note 3 - Notes to Financial Statements), Northern Border Pipeline would bear the risk for an increase in interest rates.

                   PART II. OTHER INFORMATION

                NORTHERN BORDER PIPELINE COMPANY


ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

      None.

(b)   Reports on Form 8-K.

      The company filed a Current Report on Form 8-K, dated
September 26, 2000, reporting the filing of a stipulation and agreement with the FERC to document the proposed settlement of Northern Border Pipeline Company's pending rate case.

                           SIGNATURES




   Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NORTHERN BORDER PIPELINE COMPANY
                                (A Texas General Partnership)

Date:  November 13, 2000      By: JERRY L. PETERS
                                  Jerry L. Peters
                                  Vice President, Finance and
                                   Treasurer