Form 10-K
period 2000-12-31
NORTHERN BORDER PIPELINE CO
filed 2001-03-29
CIK 1095355

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C.  20549
                     _______________________

                          F O R M  10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
Commission file number: 333-88577

                NORTHERN BORDER PIPELINE COMPANY
     (Exact name of registrant as specified in its charter)


            TEXAS                         74-2684967
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)     Identification No.)


      1111 SOUTH 103rd STREET, OMAHA, NEBRASKA  68124-1000
       (Address of principal executive offices)(zip code)
Registrant's telephone number, including area code:  402-398-7700
                       ___________________

   Securities registered pursuant to Section 12(b) of the Act:


Title of each class           Name of each exchange on which registered

                         None

   Securities registered pursuant to Section 12(g) of the Act:
                              None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X  No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 1, 2001, was $0.

              NORTHERN BORDER PIPELINE COMPANY
                      TABLE OF CONTENTS


                                                           Page No.


                           Part I

     Item 1.  Business                                           1
     Item 2.  Properties                                        10
     Item 3.  Legal Proceedings                                 11
     Item 4.  Submission of Matters to a Vote of Security
               Holders                                          11

                           Part II

     Item 5.  Market for Registrant's Common Equity and
               Related Stockholder Matters                      12
     Item 6.  Selected Financial Data                           13
     Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations    14
     Item 7a. Quantitative and Qualitative Disclosures About
               Market Risk                                      18
     Item 8.  Financial Statements and Supplementary Data       19
     Item 9.  Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure           19

                          Part III

     Item 10. Partnership Management                            19
     Item 11. Executive Compensation                            21
     Item 12. Security Ownership of Certain Beneficial Owners
               and Management                                   26
     Item 13. Certain Relationships and Related Transactions    26

                           Part IV

     Item 14. Exhibits, Financial Statement Schedules and
               Reports on Form 8-K.                             28

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

     We own an interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to natural gas markets in the midwestern United States. This pipeline system connects with multiple pipelines that provide shippers with access to the various natural gas markets served by those pipelines. In the year ended December 31, 2000, we estimate that we transported approximately 22% of the total amount of natural gas imported from Canada to the United States. Over the same period, approximately 90% of the natural gas transported was produced in the western
Canadian sedimentary basin located in the provinces of Alberta, British Columbia and Saskatchewan.

     We transport gas for shippers under a tariff regulated by the Federal Energy Regulatory Commission ("FERC"). The tariff specifies the calculation of amounts to be paid by shippers and the general terms and conditions of transportation service on the pipeline system. Northern Border Pipeline's revenues are derived from agreements for the receipt and delivery of gas at points along the pipeline system as specified in each shipper's individual transportation contract. Northern Border Pipeline does not own the gas that it transports, and therefore it does not assume the related natural gas commodity risk.

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

     Our pipeline system is operated by Northern Plains pursuant to an operating agreement. As of December 31, 2000, Northern Plains employed approximately 200 individuals located at the operating headquarters in Omaha, Nebraska, and at various locations along the pipeline route. Northern Plains' employees are not represented by any labor union and are not covered by any collective bargaining agreements.

The Pipeline System

     We own a 1,214-mile United States interstate pipeline system that transports natural gas from the Montana-
Saskatchewan border near Port of Morgan, Montana, to interconnecting pipelines in the upper Midwest of the United
States. Construction of the pipeline was initially completed in 1982. The pipeline system was expanded and/or extended in 1991, 1992 and 1998.

     Our pipeline system has pipeline access to natural gas reserves in the western Canadian sedimentary basin in the provinces of Alberta, British Columbia and Saskatchewan in Canada, as well as the Williston Basin in the United States. Our pipeline system also has access to synthetic gas produced at the Dakota Gasification plant in North Dakota. For the year ended December 31, 2000, of the natural gas transported on the system, approximately 90% was produced in Canada, approximately 5% was produced by the Dakota Gasification plant, and approximately 5% was produced in the Williston Basin.

     Our pipeline system consists of 822 miles of 42-inch diameter pipe designed to transport 2,373 million cubic feet per day ("mmcfd") from the Canadian border to Ventura, Iowa; 30-inch diameter pipe and 36-inch diameter pipe, each approximately 147 miles in length, designed to transport 1,300 mmcfd in total from Ventura, Iowa to Harper, Iowa; and 226 miles of 36-inch diameter pipe and 19 miles of 30-inch diameter pipe designed to transport 645 mmcfd from Harper, Iowa to a terminus near Manhattan, Illinois (Chicago area). Along the pipeline there are 15 compressor stations with total rated horsepower of 476,500 and measurement facilities to support the receipt and delivery of gas at various points. Other facilities include four field offices and a microwave communication system with 51 tower sites.

     At its northern end, our pipeline system is connected to TransCanada's majority-owned Foothills Pipe Lines (Sask.) Ltd. system in Canada, which is connected to TransCanada's Alberta system and the pipeline system owned by Transgas Limited in Saskatchewan. The Alberta system gathers and transports approximately 18% of the total North American natural gas production and approximately 74% of the natural gas produced in the western Canadian sedimentary basin. The pipeline system also connects with facilities of Williston Basin Interstate Pipeline at Glen Ullin and Buford, North Dakota, facilities of Amerada Hess Corporation at Watford City, North Dakota and facilities of Dakota Gasification Company at Hebron, North Dakota in the northern portion of the pipeline system.

Interconnects

     Our pipeline system connects with multiple pipelines that provide our shippers with access to the various natural gas markets served by those pipelines. The pipeline system interconnects with pipeline facilities of:

  *  Northern Natural Gas Company, an Enron subsidiary, at
     Ventura, Iowa as well as multiple smaller interconnections in South Dakota, Minnesota and Iowa;

  *  Natural Gas Pipeline Company of America at Harper,
     Iowa;

  *  MidAmerican Energy Company at Iowa City and Davenport,
     Iowa and Cordova, Illinois;

  *  Alliant Power Company at Prophetstown, Illinois;

  *  Northern Illinois Gas Company at Troy Grove and
     Minooka, Illinois;

  *  Midwestern Gas Transmission Company near Channahon,
     Illinois;

  *  ANR Pipeline Company near Manhattan, Illinois; and

  *  The Peoples Gas Light and Coke Company near Manhattan,
     Illinois at the terminus of the pipeline system.

     The Ventura, Iowa interconnect with Northern Natural
Gas Company functions as a large market center, where natural gas transported on the pipeline system is sold, traded and received for transport to significant consuming markets in the Midwest and to interconnecting pipeline facilities destined for other markets.

Shippers

     Our pipeline system serves more than 50 firm transportation shippers with diverse operating and financial profiles. Based upon shippers' contractual obligations, as of December 31, 2000, 92% of the firm capacity is contracted by producers and marketers. The remaining firm capacity is contracted to local distribution companies (5%), interstate pipelines (2%) and end-users (1%). As of December 31, 2000, the termination dates of these contracts ranged from October 31, 2001 to December 21, 2013 and the weighted average contract life, based upon annual contractual obligations, was approximately six years with just under 99% of capacity contracted through mid-September 2003.

     Based on their proportionate shares of capacity, as of December 31, 2000, the five largest shippers are: Pan-Alberta Gas (U.S.) Inc. (25.5%), TransCanada Energy Marketing USA, Inc. (11.4%), PanCanadian Energy Services Inc (7.3%), Enron North America Corp. (6.3%) and Engage Energy US, LP. (5.4%). The 20 largest shippers, in total, are responsible for approximately 93% of total revenues.

     As of December 31, 2000, our largest shipper, Pan-
Alberta, holds firm capacity of 690 mmcfd under three contracts with terms to October 31, 2003. An affiliate of Enron provides guaranties for 300 mmcfd of Pan-Alberta's contractual obligations through October 31, 2001. In addition, Pan-Alberta's remaining capacity is supported by various credit support arrangements, including, among others, a letter of credit, a guaranty from an interstate pipeline company through October 31, 2001 for 132 mmcfd, an escrow account and an upstream capacity transfer agreement.
Mirant Americas Energy Marketing, LP., formerly Southern
Company Energy Marketing L.P. manages the assets of Pan-
Alberta Gas, Ltd., which include Pan-Alberta's contracts with us.

     Some of our shippers are affiliated with the general partners of Northern Border Partners and TC PipeLines. TransCanada Energy Marketing USA, Inc., a subsidiary of TransCanada, holds firm contracts representing 11.4% of capacity. Enron North America Corp., a subsidiary of Enron, holds firm contracts representing 6.3% of capacity. Transcontinental Gas Pipe Line Corporation, a subsidiary of Williams, holds a contract representing 0.8% of capacity. See Item 13. "Certain Relationships and Related Transactions."

Demand For Transportation Capacity

     Our long-term financial condition is dependent on the continued availability of economic western Canadian natural gas for import into the United States. Natural gas reserves may require significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to pipelines that interconnect with the pipeline system. Low prices for natural gas, regulatory limitations or the lack of available capital for these projects could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission of western Canadian natural gas supplies. Additional pipeline export capacity also could accelerate depletion of these reserves.

     Our business depends in part on the level of demand for western Canadian natural gas in the markets the pipeline system serves. The volumes of natural gas delivered to these markets from other sources affect the demand for both western Canadian natural gas and use of our pipeline system. Demand for western Canadian natural gas to serve other markets also influences the ability and willingness of shippers to use our pipeline system to meet demand in the markets that our pipeline serves.

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

Future Demand and Competition

     On March 16, 2000, the FERC issued an order granting our application for a certificate to construct and operate our proposed Project 2000 facilities. Project 2000 will expand and extend the pipeline system into Indiana. Project 2000 will afford shippers on our extended pipeline system access to industrial gas consumers in northern Indiana through an interconnect with Northern Indiana Public Service Company, a major midwest local distribution company, at the terminus near North Hayden, Indiana.

     The capital expenditures for Project 2000 are estimated to be approximately $94 million with a planned in-service of November 2001. Proposed facilities include approximately
34.4 miles of 30-inch pipeline, new equipment and modifications at three compressor stations resulting in a net increase of 22,500 compressor horsepower, and one meter station.

     As a result of the Project 2000 expansion, our pipeline system will have the ability to transport 1,484 mmcfd from Ventura to Harper, Iowa, 844 mmcfd from Harper to Manhattan, Illinois, and 544 mmcfd on the new extension from Manhattan to North Hayden, Indiana. Five shippers have contracted for all the additional capacity under long-term transportation agreements.

     The Project 2000 shippers are: Bethlehem Steel
Corporation, El Paso Energy Marketing Company, Northern
Indiana Public Service Company, Peoples Energy Services
Corporation and The Peoples Gas Light and Coke Company.

     We compete with other pipeline companies that transport natural gas from the western Canadian sedimentary basin or that transport natural gas to markets in the midwestern United States. The competitors for the supply of natural gas include six pipelines and the Canadian domestic users in the western Canadian sedimentary basin region. Our competitive position is affected by the availability of Canadian natural gas for export, the prices of natural gas in alternative markets, the cost of producing natural gas in Canada, and demand for natural gas in the United States.

     Alliance Pipeline, which commenced transporting natural gas from the western Canadian sedimentary basin to the midwestern United States in December 2000, delivers its volumes into the Chicago market and other interstate pipelines. Alliance Pipeline transports for its shippers gas containing high-energy liquid hydrocarbons. Additional facilities to extract the natural gas liquids were constructed near Alliance Pipeline's terminus in Chicago to permit Alliance to transport natural gas with the liquids-rich element.

     As a consequence of Alliance Pipeline, there has been an increase in natural gas moving from the western Canadian sedimentary basin to Chicago. Vector Pipeline L.P. interconnects with Alliance and transports gas eastward to a terminus in eastern Canada. There are several additional projects proposed to transport natural gas from the Chicago area that would provide access to additional markets for the shippers. The proposed projects currently being pursued by third parties are targeting markets in northern Illinois, Wisconsin and the northeast United States. These proposed projects are in various stages of regulatory approval.

     Williams has a minority interest (14.6%) in Alliance Pipeline. TransCanada and other unaffiliated companies own and operate pipeline systems that transport natural gas from the same natural gas reserves in western Canada that supply our customers.

     Natural gas is also produced in the United States and transported by competing pipeline systems to the same destinations as the pipeline system.

FERC Regulation

General

     We are subject to extensive regulation by the FERC as a "natural gas company" under the Natural Gas Act. Under the Natural Gas Act and the Natural Gas Policy Act, the FERC has jurisdiction with respect to virtually all aspects of the business, including:

  *  transportation of natural gas;

  *  rates and charges;

  *  construction of new facilities;

  *  extension or abandonment of service and facilities;

  *  accounts and records;

  *  depreciation and amortization policies;

  *  the acquisition and disposition of facilities; and

  *  the initiation and discontinuation of services.

     Where required, we hold certificates of public convenience and necessity issued by the FERC covering the facilities, activities and services. Under Section 8 of the Natural Gas Act, the FERC has the power to prescribe the accounting treatment for items for regulatory purposes. Our books and records are periodically audited under Section 8.

     The FERC regulates the rates and charges for transportation in interstate commerce. Natural gas companies may not charge rates exceeding rates judged just and reasonable by the FERC. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. Some types of rates may be discounted without further FERC authorization.

Rate Case Proceeding

     In May 1999, we filed a rate case wherein we proposed, among other things, to increase the allowed equity rate of return to 15.25%. The total annual cost of service increase due to the proposed changes was approximately $30 million.
A number of the shippers and competing pipelines filed interventions and protests. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which they were implemented with subsequent billings subject to refund. The order set for hearing not only the proposed changes but also several issues raised by intervenors including the appropriateness of the cost of service form of tariff and the depreciation schedule. Upon a request for clarification, the FERC issued an order in August 1999 that provided that the manner in which the costs of the recently completed expansion and extension project ("The Chicago Project") could be recovered from shippers may be examined in this proceeding and that, while we had not proposed to change the depreciation rates approved in the last rate case, we had the burden of proving that the depreciation rates are just and reasonable.

     On September 26, 2000, we filed a stipulation and agreement in our 1999 rate case proceeding that documented a settlement. On December 13, 2000, the FERC issued its order approving the terms of the settlement. One of the important elements of the settlement is the conversion of our form of tariff from cost of service to stated rates based on a straight-fixed variable rate design. Under the former cost of service tariff, the firm transportation shippers contracted to pay for a proportionate share of our pipeline system's cost of service. During any given month, each of these shippers paid a uniform mileage-based charge for the amount of capacity contracted, and calculated under a cost of service tariff. The shippers were obligated to pay their proportionate share of the cost of service regardless of the amount of natural gas they actually transported. Under the cost of service form of tariff, we could not charge or collect more than the cost of service. Under our new form of tariff, shippers pay us on the basis of stated transportation rates. Under the terms of the settlement, and in accordance with straight-fixed variable rate design principles, approximately 98% of the agreed upon revenue level is attributed to demand charges. The firm shippers are obligated to pay a monthly demand charge, regardless of the amount of natural gas they actually transport, for the term of their contracts. The remaining 2% of the agreed upon revenue level is attributed to the commodity charge based on the volumes of gas actually transported. From December 1, 1999, through and including December 31, 2000, the rates were based upon an annual revenue level of $307 million. For periods after December 31, 2000, the rates are based upon an annual revenue level of $305 million. On a per unit of transportation basis, the rates under the new tariff are approximately equal to the cost of service on a per unit basis charged prior to December 1, 1999. The settlement also provides that neither we nor our existing shippers can seek rate changes until November 1, 2005, at which time we must file a new rate case. Prior to the new rate case, we will not be permitted to increase rates if our costs increase, nor will we be required to reduce rates based on cost savings. Our earnings and cash flow will depend on our future costs, contracted capacity, the volumes of gas transported and our ability to recontract capacity at acceptable rates.

     Under our previous cost of service form of tariff, the amount of revenue that we collected from customers generally declined as the rate base was recovered. Under our new tariff, we are entitled to collect revenue based on stated rates established in our 1999 rate case until our next rate case, which will be filed November 1, 2005. We will, however, continue to depreciate our rate base at an annual depreciation rate on transmission plant in service of 2.25% and our rate base in 2005 will be a factor in determining what we can charge when we file a new rate case at that time. In order to avoid a decline in revenue we can collect from our customers, we must maintain or increase our rate base by acquiring or constructing assets that replace or add to existing pipeline facilities or by adding new facilities and maintain our level of contracted capacity at the stated rates.

     It was agreed in the settlement of the 1999 rate case, that there would be no project cost containment mechanism adjustment for The Chicago Project and that all costs as of November 30, 1999 incurred in the construction and commissioning of The Chicago Project be included in rate base. The project cost containment mechanism was created in the settlement of the 1995 rate case. The purpose of the project cost containment mechanism was to limit our ability to include cost overruns for The Chicago Project in rate base and to provide incentives for cost underruns.

     The settlement of our 1995 rate case provided that for at least seven years from the date The Chicago Project was completed, we could continue to calculate the allowance for income taxes in the manner we had historically used. In addition, a settlement adjustment mechanism of $31 million was implemented, which effectively reduces the return on rate base. These provisions of the 1995 rate case were maintained in the settlement of our 1999 rate case.

     We also provide interruptible transportation service. Interruptible transportation service is transportation in circumstances when surplus capacity is available after satisfying firm service requests. The maximum rate that may be charged to interruptible shippers is calculated as the sum of the firm transportation Rate Schedule T-1 maximum reservation charge and commodity rate. Under our previous cost of service form of tariff, all interruptible transportation service revenue generated was credited to the benefit of the firm shippers. Under our new tariff, we share net interruptible transportation service revenue and any new services revenue on an equal basis with our firm shippers through October 31, 2003. In addition, we are permitted to retain revenue from interruptible transportation service to offset any decontracted firm capacity.

     After October 31, 2003, all revenues from interruptible transportation service and other new services will no longer be subject to sharing and thus will be retained by us. In addition, the settlement of the 1999 rate case also provided for an equal sharing with our firm shippers of revenue generated from a certain telecommunications contract for the term of that contract. We intend to develop new services and seek the FERC's authorization to implement such services. While the receipt of those approvals and the future impact of the revenue sharing provisions of the settlement on our earnings cannot be determined at this time, revenues from these sources are expected to be minimal through at least October 31, 2003.

Open access regulation

     Beginning on April 8, 1992, the FERC issued a series of orders, known as Order 636, which required pipeline companies to unbundle their services and offer sales, transportation, storage, gathering and other services separately, to provide all transportation services on a basis that is equal in quality for all shippers and to implement a program to allow firm holders of pipeline capacity to resell or release their capacity to other shippers. Capacity release provisions were adopted that allowed shippers to release all or part of their capacity either permanently or temporarily. Shippers on our pipeline system have temporarily released capacity as well as permanently released capacity to other shippers who have agreed to comply with the underlying contractual and regulatory obligations associated with that capacity.

     Beginning in 1996, the FERC issued a series of orders, referred to together as Order 587, amending its open access regulations to standardize business practices and procedures governing transactions between interstate natural gas pipelines, their customers, and others doing business with the pipelines. The intent of Order 587 was to assist shippers that deal with more than one pipeline by establishing standardized business practices and procedures. These business standards, developed by the Gas Industry Standards Board, govern important business practices including shipper supplied service nominations, allocation of available capacity, accounting and invoicing of transportation service, standardized internet business transactions and capacity release. We have implemented the necessary changes to our tariff and internal systems.

     In 1998, the FERC initiated a number of proceedings to further amend its open access regulations. In the resulting order, Order 637 issued February 9, 2000, the FERC revised the short-term transportation regulations by 1) waiving the maximum rate ceiling in its capacity release regulations until September 30, 2002 for short-term releases of capacity of less than one year; 2) permitting value-oriented peak/off-peak rates to better allocate revenue responsibility between short-term and long-term markets; 3) permitting term-differentiated rates to better allocate risks between shippers and the pipelines; 4) revising the regulations related to scheduling procedures, capacity segmentation, imbalance management and penalties; 5) retaining the right of first refusal and the five-year matching cap but limiting the right to customers with maximum rate contracts for 12 or more consecutive months of service; and 6) adopting new reporting requirements to take effect September 1, 2000 that include reporting daily transactional data on all firm and interruptible contracts, daily reporting of scheduled quantities at points or segments, and the posting of corporate and pipeline organizational charts, names and functions. As required by Order No. 637, we filed pro forma tariff sheets in compliance to address the issues identified in 4) above. This filing is pending at the FERC. All other related compliance filings and reporting requirements have been completed and implemented.

     We do not believe that these regulatory initiatives will have a material adverse impact to our operations.

Environmental and Safety Matters

     Our operations are subject to federal, state and local laws and regulations relating to safety and the protection of the environment which include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, Clean Air Act, as amended, the Clean Water Act, as amended, the Natural Gas Pipeline Safety Act of 1969, as amended, and the Pipeline Safety Act of 1992.

     Although we believe that our operations and facilities are in general compliance in all material respects with applicable environmental and safety regulations, risks of substantial costs and liabilities are inherent in pipeline operations, and we cannot provide any assurances that we will not incur such costs and liabilities. Moreover, it is possible that other developments, such as increasingly strict environmental and safety laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us. If we are unable to recover such resulting costs, earnings and cash distributions could be adversely affected.

Item 2.   Properties

     We hold the right, title and interest in our pipeline system. With respect to real property, our pipeline system falls into two basic categories: (a) parcels which we own in fee, such as certain of the compressor stations, meter stations, pipeline field office sites, and microwave tower sites; and (b) parcels where our interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for the construction and operation of our pipeline system. The right to construct and operate our pipeline across certain property was obtained by us through exercise of the power of eminent domain. We continue to have the power of eminent domain in each of the states in which it operates our pipeline system, although we may not have the power of eminent domain with respect to Native American tribal lands.

     Approximately 90 miles of our pipeline is located on fee, allotted and tribal lands within the exterior boundaries of the Fort Peck Indian Reservation in Montana.
Tribal lands are lands owned in trust by the United States for the Fort Peck Tribes and allotted lands are lands owned in trust by the United States for an individual Indian or Indians. We do have the right of eminent domain with respect to allotted lands.

     In 1980, we entered into a pipeline right-of-way lease with the Fort Peck Tribal Executive Board, for and on behalf of the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation. This pipeline right-of-way lease, which was approved by the Department of the Interior in 1981, granted to us the right and privilege to construct and operate our pipeline on certain tribal lands. This lease expires in 2011.

     In conjunction with obtaining a pipeline right-of-way lease across tribal lands located within the exterior boundaries of the Fort Peck Indian Reservation, we also obtained a right-of-way across allotted lands located within the reservation boundaries. This right-of-way on allotted lands is either a perpetual easement or for a term of years. Most of the allotted lands are subject to a perpetual easement either granted, by the Bureau of Indian Affairs for and on behalf of individual Indian owners, or obtained through condemnation. Several tracts are subject to a right-of-way grant that has a term of 15 years.

Item 3.  Legal Proceedings

     We are not currently parties to any legal proceedings that, individually or in the aggregate, would reasonably be expected to have a material adverse impact on our results of operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during 2000.

                           PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

     The general partnership interests of Northern Border
Pipeline Company are not traded in an established public market. See Item 12. "Security Ownership of Certain
Beneficial Owners and Management".

     The payment of distributions to our general partners is restricted under the terms of the 1997 Pipeline Credit Agreement and the 1992 Senior Notes. See Note 5, "Credit Facilities and Long-Term Debt", in the Notes to Financial Statements referred to in Item 8. "Financial Statements and Supplementary Data". Under the most restrictive covenants, approximately $136 million of partners' capital could be distributed as of December 31, 2000.

Item 6.  Selected Financial Data
(in thousands, except other financial and operating data)

                                               Year Ended December 31,
                              2000         1999         1998         1997         1996
INCOME DATA:
Operating revenues, net   $  311,022   $  298,347   $  196,600   $  186,050   $  201,943
Operations and
 maintenance                  41,548       38,708       29,447       28,522       26,974
Depreciation and
 amortization                 57,328       51,908       40,989       38,708       46,979
Taxes other than income       27,979       30,320       21,381       22,393       24,390
Regulatory credit                 --           --       (8,878)          --           --
 Operating income            184,167      177,411      113,661       96,427      103,600
Interest expense, net         65,161       60,214       25,541       29,360       32,670
Other income                   8,058        1,363       12,111        5,705        2,913
Net income to partners    $  127,064   $  118,560   $  100,231   $   72,772   $   73,843

CASH FLOW DATA:
Net cash provided by
 operating activities     $  175,967   $  171,466   $  103,777   $  115,328   $  136,808
Capital expenditures          15,523      101,678      651,169      152,070       18,597
Distributions to
 partners                    134,904      127,163       61,205       99,322      102,845

BALANCE SHEET DATA
 (AT END OF PERIOD):
Property, plant
 and equipment, net       $1,686,992   $1,731,394   $1,714,523   $1,100,890   $  937,859
Total assets               1,768,505    1,796,691    1,790,889    1,147,120      974,137
Long-term debt,
 including current
 maturities                  863,267      900,459      862,000      459,000      377,500
Partners' capital            826,995      834,835      843,438      581,412      526,962

OTHER FINANCIAL DATA:
Ratio of earnings to
 fixed charges (1)               2.9          3.0          3.2         3.2           3.2

OPERATING DATA:
Natural gas delivered
 (millions of cubic
  feet)                      852,674      834,833      608,187     621,262       630,148
Average throughput
 (millions of cubic
  feet per day)                2,400        2,353        1,706       1,735         1,755
Transportation units
 (million dekatherm
  miles per day):
    Firm service               2,276        2,289        1,417       1,393         1,392
    Interruptible                 19            6           28          47            56

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended December 31, 2000 Compared With the Year Ended
December 31, 1999

     Operating revenues, net for the year ended December 31, 2000 were $311.0 million as compared to $298.3 million for the same period in 1999, an increase of $12.7 million (4%). Our net operating revenues for 2000 reflect the significant terms of the rate case settlement discussed in Item 1. "Business - Rate Case Proceeding". Operating revenues for 1999 were determined under Northern Border Pipeline's cost of service tariff.

     Operations and maintenance expense increased $2.8 million (7%) for the year ended December 31, 2000, from the same period in 1999, due primarily to increased employee payroll and benefit expenses and costs to operate our two electric-powered compressor units.

     Depreciation and amortization expense increased $5.4 million (10%) for the year ended December 31, 2000, as compared to the same period in 1999, due primarily to an increase in the depreciation rate applied to transmission plant. As a result of the rate case settlement, we used a depreciation rate for transmission plant of 2.25% for 2000. We had used a depreciation rate of 2.0% for 1999.

     Taxes other than income decreased $2.3 million (8%) for the year ended December 31, 2000, as compared to the same period in 1999, due primarily to adjustments to previous estimates of ad valorem taxes.

     Interest expense, net increased $4.9 million (8%) for the year ended December 31, 2000, as compared to the same period in 1999, due primarily to an increase in average interest rates between 1999 and 2000. The impact of the increase in interest rates was partially offset by a decrease in average debt outstanding.

     Other income increased $6.7 million (491%) for the year ended December 31, 2000, as compared to the same period in 1999, due primarily to a reduction in reserves previously established for regulatory issues as the result of the settlement of our rate case.

Year Ended December 31, 1999 Compared With the Year Ended
December 31, 1998

     Operating revenues, net increased $101.7 million (52%) for the year ended December 31, 1999, as compared to the same period in 1998, due primarily to additional revenue from the operation of The Chicago Project facilities. Additional receipt capacity of 700 mmcfd, a 42% increase, and new firm transportation agreements with 27 shippers resulted from The Chicago Project. Our cost of service tariff provided an opportunity to recover operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. We were generally allowed an opportunity to collect from our shippers a return on unrecovered rate base as well as recover that rate base through depreciation and amortization. The Chicago Project increased our rate base, which increased return for the year ended December 31, 1999. Also reflected in the increase in 1999 revenues are recoveries of increased pipeline operating expenses due to the new facilities.

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

     For the year ended December 31, 1998, we recorded a regulatory credit of $8.9 million. During the construction of The Chicago Project, we placed new facilities into service in advance of the December 1998 project in-service date to maintain gas flow at firm contracted capacity while existing facilities were being modified. The regulatory credit deferred the cost of service of these new facilities, which we began to recover from our shippers commencing with the in-service date of The Chicago Project.

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

      In June 1997, we entered into a credit agreement ("Pipeline Credit Agreement") with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility maturing in June 2002 to be used for the retirement of our prior credit facilities and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project. Effective March 31, 1999, the three-year revolving credit facility converted to a term loan maturing in June 2002. At December 31, 2000, $424 million was outstanding under the term loan and $45 million was outstanding under the five-year revolving credit facility.

      At December 31, 2000, we also had outstanding $184 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million were repaid in August 2000. The Series B Notes with a principal amount of $41 million mature in August 2001. We anticipate borrowing on the Pipeline Credit Agreement to repay the Series B Notes.

      Short-term liquidity needs will be met by internal sources and through the Pipeline Credit Agreement discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness.

Cash Flows From Operating Activities

     Cash flows provided by operating activities increased $4.5 million to $176.0 million for the year ended December 31, 2000, as compared to the same period in 1999, primarily due to increased earnings. During 2000, we realized net cash inflows of approximately $2.4 million related to our rate case, which included approximately $25.1 million of amounts collected subject to refund less estimated refunds issued in late December
2000 totaling approximately $22.7 million. Cash flows provided by operating activities increased $67.7 million to $171.5 million for the year ended December 31, 1999, as compared to the same period in 1998, primarily attributed to The Chicago Project facilities placed into service in late December 1998.

Cash Flows From Investing Activities

     Capital expenditures of $15.5 million for the year ended December 31, 2000 included $7.4 million for Project 2000 (see
Item 1. "Business - Future Demand and Competition"). For the same period in 1999, capital expenditures were $101.7 million and included $85.5 million for The Chicago Project and $2.5 million for Project 2000. The remaining capital expenditures for 2000 and 1999 are primarily related to renewals and replacements of existing facilities.

     Total capital expenditures for 2001 are estimated to be $97 million, including $81 million for Project 2000. The remaining capital expenditures planned for 2001 are for renewals and replacements of existing facilities. We currently anticipate funding our 2001 capital expenditures primarily by borrowing on our Pipeline Credit Agreement and using internal sources.

Cash Flows From Financing Activities

     Cash flows used in financing activities increased $58.8 million to $148.7 million for the year ended December 31, 2000, as compared to same period in 1999. Distributions paid to the general partners increased $7.7 million to $134.9 million for the year ended December 31, 2000 as compared to the same period of 1999 primarily due to an increase in our net income. For the year ended December 31, 2000, advances under the Pipeline Credit Agreement, which were primarily used to repay $66 million of Series A Notes, were $75 million as compared to advances of $90 million for the same period in 1999, which were primarily used to finance a portion of the capital expenditures for The Chicago Project. Financing activities for the year ended December 31, 1999 included $197.4 million from the issuance of the Senior Notes, net of associated debt discounts and issuance costs, and $12.9 million from the termination of interest rate forward agreements. Payments on the Pipeline Credit Agreement were $45 million for the year ended December 31, 2000, as compared to $263 million for the same period 1999. At December 31, 2000, we reflected a cash overdraft of approximately $22.4 million primarily due to refund checks outstanding. The goal of our cash management program is to maximize the amount of our cash and cash equivalents balance in highly liquid, interest-bearing investments. Those investments are converted to cash when needed to replenish our bank accounts for check clearing requirements.

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

  * the discussion under Item 1. "Business - Rate Case
    Proceeding" regarding the settlement of our rate case;

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

  * political and regulatory developments in the U.S. and Canada; and

  * conditions of the capital markets and equity markets.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

     Our interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, we attempt to maintain a significant portion of our debt portfolio in fixed rate debt. We also use interest rate swap agreements to increase the portion of fixed rate debt. As of December 31, 2000, approximately 50% of our debt portfolio, after considering the effect of interest rate swap agreements, is in fixed rate debt.

     If average interest rates change by one percentage point compared to rates in effect as of December 31, 2000, annual interest expense would change by approximately $4.3 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of December 31, 2000.

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

  William R. Cordes, Chairman(1)

  Stanley C. Horton(1)

  Dennis J. McConaghy(2)

  Cuba Wadlington, Jr.(1)

__________

(1)    Designated by Northern Border Partners.

(2)    Designated by TC PipeLines.


     William R. Cordes (52) has been a member and Chairman of our management committee since October 1, 2000. Mr. Cordes was named Chief Executive Officer of Northern Border Partners in October 2000. Since October 2000, Mr. Cordes has been the President and a director of Northern Plains, an Enron subsidiary and our operator.

     Stanley C. Horton (50) has been a member of our management committee since December 1998. Mr. Horton is the Chairman and Chief Executive Officer of Enron Transportation Services Company, formerly the Enron Gas Pipeline Group and has held that position since January 1997. Prior to that, Mr. Horton served as Co-Chairman and Chief Executive Officer of Enron Operations Corp. (1996-1997) and President and Chief Operating Officer of Enron Operations Corp. (1993-1996). He is a Director, Chairman of the Board and Chief Executive Officer of EOTT Energy Corp., the general partner of EOTT Energy Partners, L.P.

     Dennis J. McConaghy (49) has been a member of our management committee since December 2000. He was appointed a director of TC PipeLines GP, Inc. (the general partner of TC PipeLines LP) in December 2000. His principal occupation is Senior Vice-President Business Development for TransCanada, a position he has held since October 2000. Prior to that time and since June 2000, Mr. McConaghy was Senior Vice-President, Midstream/Divestments, TransCanada. Prior to that time and since July 1998, Mr. McConaghy was Vice-President, Strategy and Planning, TransCanada. Prior to that time and since May 1996, Mr. McConaghy was Vice-President, Corporate Development, NOVA Corporation. Prior to that time and since November 1995, Mr. McConaghy was Senior Vice-President and Chief Financial Officer, NOVA Chemicals Ltd.

     Cuba Wadlington, Jr. (57) has been a member of our management committee since December 1, 1999. On January 4, 2000, Mr. Wadlington was named President and Chief Executive Officer of Williams Gas Pipeline. Previously, he had served as Executive Vice President and Chief Operating Officer of Williams Gas Pipeline since July 1999. Mr. Wadlington joined Transco in 1995 when Williams acquired Transco Energy Company. From 1995 to 1999, he served as Senior Vice President and General Manager of Williams Gas Pipeline-Transco. From 1988 to 1995, he served as Senior Vice President and General Manager of Williams Western Pipeline Company, Executive Vice President of Kern River Gas Transmission Company, and director of Northwest Pipeline Corporation and Williams Western Pipeline, all affiliates or subsidiaries of Williams. Mr. Wadlington serves on the Board of Directors of Williams Communication Group Inc. and Sterling Bancshares Inc., public companies subject to the reporting requirements of the Securities Exchange Act of 1934.

     Day-to-day management and operations are the responsibility of the operator, Northern Plains, as set forth in the operating agreement. We have no employees or executive officers. Officers and employees of Northern Plains provide services to our operations and we reimburse Northern Plains for such costs. We do not compensate members of the management committee for their services.

     There is also an audit and compensation committee composed of members appointed by the management committee. The audit and compensation committee, consisting of Mr. Wadlington and Mr. Paul
F. MacGregor, Vice President, TransCanada, oversees the annual audit process and confers with Arthur Andersen LLP, our independent public accountants. The committee is also responsible for setting up guidelines for compensation to be paid to the executive officers of Northern Plains, each of whom spends at least a portion of his or her time on our operations, for which Northern Plains is reimbursed as indicated above. Currently, there is one vacancy on the committee.

Item 11.  Executive Compensation

Executive Disclosure

     Jerry L. Peters (43) has served as Treasurer of Northern Plains since October 1998, Vice President of Finance for Northern Plains since July 1994 and director of Northern Plains since August 1994. He has also been named Vice President, Finance for Enron Transportation Services Company. He has been associated with Northern Plains since 1985.

     The following table summarizes information regarding compensation paid or accrued during each of the last three fiscal years to Larry L. DeRoin, Jerry L. Peters and the last fiscal year to William R. Cordes (the "Named Officers") by Northern Plains, our operator. Messrs. Cordes and Peters are both employees of Northern Plains, but contribute services to our operations, for which we reimburse Northern Plains. Mr. DeRoin was an employee of Northern Plains until his retirement on September 30, 2000. Northern Plains is an affiliate of Enron.


                   Summary Compensation Table
                                                                                                                   All Other
                                 Annual Compensation                          Long-Term Compensation             Compensation
                                                                                      Securities
                                                                       Restricted     Underlying
                                                     Other Annual     Stock Awards   Options/SARs   LTIP Payouts
Name & Position       Year   Salary(1)   Bonus(2)   Compensation(3)      ($)(4)          (#)           ($)(5)       ($)(6)

Larry L. DeRoin       2000   $209,167    $     --       $16,844         $164,754        11,335        $403,125     $513,534
Chief Executive       1999   $266,367    $225,000       $ 7,773         $     --            --        $     --     $ 10,413
Officer               1998   $256,067    $250,000       $ 7,200         $125,024        19,020        $     --     $  6,380

William R. Cordes     2000   $311,000    $250,000       $15,000         $205,984        17,405        $131,250     $ 13,110
Chief Executive
Officer

Jerry L. Peters       2000   $145,293    $110,000       $ 3,708         $112,385        15,040        $     --     $ 10,091
Chief Financial and   1999   $132,933    $100,000       $ 3,983         $     --         9,070        $     --     $  5,260
Accounting Officer    1998   $123,225    $110,000       $ 1,214         $ 60,030        20,000        $     --     $  1,956

(1) Mr. DeRoin retired effective September 30, 2000. Mr. Cordes was appointed President of Northern Plains on October 1, 2000.
(2) Employees may elect to receive Northern Border phantom units, Enron Corp. phantom stock, and/or Enron Corp. stock options in lieu of all or a portion of an annual bonus payment. Mr. Peters elected to receive Northern Border phantom units in lieu of a portion of the cash bonus payment under the Northern Border Phantom Unit Plan. He received 1,532 units in 1999 and 1,450 units in 2000. In each case, units will be released to him five years following the grant date.
(3) Other Annual Compensation includes cash perquisite allowances, service awards, and vacation payouts. Also, Enron maintains three deferral plans for key employees under which payment of base salary, annual bonus, and long-term incentive awards may be deferred to a later specified date. Under the 1985 Deferral Plan, interest is credited on amounts deferred based on 150% of Moody's seasoned corporate bond yield index with a minimum rate of 12%, which for 1998, 1999 and 2000 was the minimum rate of 12%. No interest has been reported as Other Annual Compensation under the 1985 Deferral Plan for participating Named Officers because the crediting rates during 1998, 1999, and 2000, did not exceed 120% of the long-term Applicable Federal Rate of 14.38% in effect at the time the 1985 Deferral Plan was implemented. Beginning January 1, 1996, the 1994 Deferral Plan credits interest based on fund elections chosen by participants. Since earnings on deferred compensation invested in third-party investment vehicles, comparable to mutual funds, need not be reported, no interest has been reported as Other Annual Compensation under the 1994 Deferral Plan during 1998, 1999 and 2000.
(4) The aggregate total of shares in unreleased Enron restricted stock holdings and their values as of December 31, 2000, for each of the Named Officers is: Mr. Cordes, 7,737 shares valued at $643,138, and Mr. Peters, 2,755 shares valued at $229,009. Dividend equivalents for all restricted stock awards accrue from date of grant and are paid upon vesting.
(5) Reflects cash payments under the Enron Corp. Performance
    Unit Plan for the 1996-1999 period. Payments made under the Performance Unit Plan are based on Enron's total shareholder return relative to its peers. Enron's performance over the 1996-1999 performance period rendered a value of $1.50 based on a ranking of second as compared to 11 industry peers. Mr. DeRoin's payment includes amounts relating to 1997-2000 and 1998-2001 performance periods ($187,250 and $103,125 respectively) which were paid early due to his retirement.
(6) The amounts shown include the value of Enron Common Stock allocated to employees' special subaccounts under Enron's Employee Stock Ownership Plan, matching contributions to employees' Enron Corp. Savings Plan, and imputed income on life insurance benefits. Mr. DeRoin received a $500,000 payment following his retirement. Such payment was in lieu of any severance pay or severance benefits that otherwise would be payable under Enron's Severance Pay Plan. In addition, Mr. DeRoin has entered into an agreement under which he has agreed to provide consulting services to Northern Plains and its businesses until September 30, 2002, for which he receives a payment of $20,833 per month.

Stock Option Grants During 2000

     The following table sets forth information with respect to grants of stock options pursuant to Enron's stock plans to the Named Officers reflected in the Summary Compensation Table. No stock appreciation rights were granted during 2000.

                                                                                Potential Realizable Value at
                  Individual Grants                                             Assumed Annual Rates of Stock
                     Number of         % of Total                               Price Appreciation for Option Term (1)
                     Securities       Options/SARs
                     Underlying        Granted to    Exercise or
                    Options/SARs      Employees in   Base Price    Expiration
    Name             Granted(#)       Fiscal Year      ($/Sh)         Date           0%(2)      5%        10%

Larry L. DeRoin        11,285    (3)     0.03%        $55.5000     01/18/2007        $  --   $254,974   $594,198
                           50    (4)     0.00%        $55.5000     01/18/2007        $  --   $  1,130   $  2,633

William R. Cordes      14,105    (3)     0.04%        $55.5000     01/18/2007        $  --   $318,689   $742,682
                           50    (4)     0.00%        $55.5000     01/18/2007        $  --   $  1,130   $  2,633
                        3,250    (6)     0.01%        $83.1250     12/29/2007        $  --   $ 73,431   $171,125

Jerry L. Peters         7,695    (3)     0.02%        $55.5000     01/18/2007        $  --   $173,861   $405,171
                           50    (4)     0.00%        $55.5000     01/18/2007        $  --   $  1,130   $  2,633
                        5,770    (5)     0.01%        $65.0000     01/24/2007        $  --   $152,683   $355,816
                        1,525    (6)     0.00%        $83.1250     12/29/2007        $  --   $ 34,456   $ 80,297

(1) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price on Enron Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of Enron Common Stock.
(2) An appreciation in stock price, which will benefit all shareholders, is required for optionees to receive any gain. A stock price appreciation of 0% would render the option without value to the optionees.
(3) Represents stock options awarded under the Enron Corp. Long-Term
    Incentive Program. Awards vest 25% on the grant date and 25% on each anniversary thereafter.
(4) A grant of 50 stock options was provided to each eligible Enron employee in recognition of Enron stock reaching a fair market value of $50 after the August, 1999, 2-for-1 stock split.
(5) Mr. Peters elected to receive stock options in lieu of a portion of his 1999 annual cash bonus payment in the form of stock options which were granted in January, 2000 and were 100% vested on date of grant.
(6) All eligible employees received an option grant under the EnronOptions
    Program.   The EnronOptions Program provides a grant of options equal to 5%
    of base annual salary for each year of participation in the program, not to exceed five years of participation. Stock options vest 20% each year beginning June 30, 2001.

Aggregated Stock Option/SAR Exercises During 2000 and Stock Option/SAR Values as of December 31, 2000

  The following table sets forth information with respect to the Named Officers concerning the exercise of Enron SARs and options during the last fiscal year and unexercised Enron options and SARs held as of the end of the fiscal year:


                                                  Number of Securities
                                                 Underlying Unexercised          Value of Unexercised
                      Shares                         Options/SARs at          In-the-Money Options/SARs
                    Acquired on      Value          December 31, 2000           December 31, 2000 (1)
  Name              Exercise (#)    Realized   Exercisable   Unexercisable   Exercisable   Unexercisable

Larry L. DeRoin        102,990     $5,458,031     50,875            --       $ 2,630,794     $       --
William R. Cordes       47,130     $2,922,001    213,788        41,327       $13,454,935     $1,945,463
Jerry L. Peters          9,090     $  432,676     54,084         9,891       $ 2,915,839     $  393,525

(1) The dollar value in this column for Enron Corp. stock options was calculated by determining the difference between the fair market value underlying the options as of December 31, 2000 ($83.1250) and the grant price.

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

                        Estimated
             Current    Credited      Current        Estimated
             Credited   Years of    Compensation   Annual Benefit
             Years of    Service      Covered       Payable Upon
             Service    at Age 65     By Plans       Retirement

Mr. Cordes     30.4        43.1       $311,000        $142,234
Mr. Peters     15.9        37.8       $145,293        $ 78,957
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

                                                      General
                                                    Partnership
                Name of Beneficial Owner             Interest

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

(2) The address of TC PipeLines, LP is 110 Turnpike Road,
    Suite 203, Westborough, Massachusetts 01581. TC PipeLines holds its 30% general partnership interest through TC PipeLines Intermediate Limited Partnership, a subsidiary limited partnership. TC PipeLines has one general partner, TC PipeLines GP, Inc., a wholly-owned subsidiary of TransCanada PipeLines Limited.

Item 13. Certain Relationships And Related Transactions

     We have extensive ongoing relationships with our general partners and certain of their affiliates. Since 1980, Northern Plains, an affiliate of Enron, has acted and will continue to act as the operator of our pipeline system pursuant to the terms of the operating agreement with Northern Plains. The initial term of the operating agreement expires in 2007. The operating agreement will continue in effect thereafter on a year-to-year basis unless terminated by us or Northern Plains upon six months written notice by either party. The operator is entitled to reimbursement for all reasonable costs, including overhead and administrative expenses, incurred by it and its affiliates in connection with the performance of its responsibilities as operator. In addition, we have agreed to indemnify the operator against any claims and liabilities arising out of the good faith performance by the operator of its responsibilities under our partnership agreement, to the extent the operator is acting within the scope of its authority and in the course of our business. For the year ended December 31, 2000, the aggregate amount paid and reimbursed to Northern Plains, for its services as operator, was approximately $31.7 million.

     In addition, as of February 1, 2001:

     * Enron North America Corp., an affiliate of Enron, is one of Northern Border Pipeline's firm shippers, and is obligated to pay for 6.3% of the capacity;

     * TransCanada Energy Marketing USA, Inc., an affiliate of
       TransCanada PipeLines Limited, is one of Northern Border
       Pipeline's firm shippers and is currently obligated to pay for 11.4% of the capacity;

     * Transcontinental Gas Pipe Line Corporation, an affiliate of Williams, is one of Northern Border Pipeline's firm shippers and is currently obligated to pay for 0.8% of the capacity; and

     * Northern Natural Gas Company, an affiliate of Enron, provides a financial guaranty for a portion of the transportation capacity held by Pan-Alberta Gas, which currently represents 10.5% of the capacity.

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

     (a) (3) Exhibits
      * 3.1  Northern Border Pipeline Company General
             Partnership Agreement between Northern
             Plains Natural Gas Company, Northwest
             Border Pipeline Company, Pan Border Gas
             Company, TransCanada Border Pipeline Ltd.
             and TransCan Northern Ltd., effective
             March 9, 1978, as amended (Exhibit 10.2
             to Northern Border Partners, L.P.'s Form
             S-1, SEC File No. 33-66158 ("Form S-1")).
      * 4.1  Indenture, dated as of August 17, 1999,
             between the registrant and Bank One Trust
             Company, NA, successor to The First
             National Bank of Chicago, as trustee.
             (Exhibit 4.1 to Northern Border Pipeline
             Company's Form S-4 Registration
             Statement, Registration No. 333-88577
             ("Form S-4")).
      *10.1  Operating Agreement between Northern
             Border Pipeline Company and Northern
             Plains Natural Gas Company, dated
             February 28, 1980 (Exhibit 10.3 to Form S-1).
      *10.2  Note Purchase Agreement between Northern
             Border Pipeline Company and the parties
             listed therein, dated July 15, 1992
             (Exhibit 10.6 to Form S-1).
      *10.3  Supplemental Agreement to the Note
             Purchase Agreement dated as of June 1,
             1995 (Exhibit 10.6.1 to Northern Border
             Partners L.P.'s Form 10-K for the year
             ended December 31, 1995, SEC File No.
             1-12202 ("1995 10-K")).
      *10.4  Guaranty made by Panhandle Eastern
             Pipeline Company, dated October 31, 1992
             (Exhibit 10.9 to Form S-1).
      *10.5  Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             Enron Gas Marketing, Inc., dated June 22,
             1990 (Exhibit 10.10 to Form S-1).
      *10.6  Amended Exhibit A to Northern Border
             Pipeline Company U.S. Shippers Service
             Agreement between Northern Border
             Pipeline Company and Enron Gas Marketing,
             Inc. (Exhibit 10.10.1 to Northern Border
             Partners L.P.'s Form 10-K for the year
             ended December 31, 1993, SEC File No.
             1-12202 ("1993 10-K")).
      *10.7  Amended Exhibit A to Northern Border
             Pipeline U.S. Shippers Service Agreement between Northern Border Pipeline Company and Enron Gas Marketing, Inc., effective
             November 1, 1994 (Exhibit 10.10.2 to
             Northern Border Partners, L.P.'s Form 10-K for the year ended December 31, 1994, SEC File No. 1-12202 ("1994 10-K")).
      *10.8  Amended Exhibit A's to Northern Border
             Pipeline Company U.S. Shipper Service
             Agreement effective, August 1, 1995 and
             November 1, 1995 (Exhibit 10.10.3 to 1995
             10-K).
      *10.9  Amended Exhibit A to Northern Border
             Pipeline Company U.S. Shipper Service
             Agreement effective April l, 1998
             (Exhibit 10.10.4 to Northern Border
             Partners, L.P.'s Form 10-K for the year
             ended December 31, 1997, SEC File No.
             1-12202 ("1997 10-K")).
      *10.10 Guaranty made by Northern Natural Gas
             Company, dated October 7, 1993 (Exhibit
             10.11.1 to 1993 10-K).
      *10.11 Guaranty made by Northern Natural Gas
             Company, dated October 7, 1993 (Exhibit
             10.11.2 to 1993 10-K)
      *10.12 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             Western Gas Marketing Limited, as agent
             for TransCanada PipeLines Limited, dated
             December 15, 1980 (Exhibit 10.13 to Form
             S-1).
      *10.13 Amendment to Northern Border Pipeline
             Company Service Agreement extending the
             term effective November 1, 1995 (Exhibit
             10.13.1 to 1995 10-K).
      *10.14 Seventh Supplement Amending Northern
             Border Pipeline Company General
             Partnership Agreement (Exhibit 10.15 to
             Form S-1).
      *10.15 Eighth Supplement Amending Northern
             Border Pipeline Company General
             Partnership Agreement.  (Exhibit 10.15 of
             Form S-4).
      *10.16 Form of Conveyance, Contribution and
             Assumption Agreement among Northern
             Plains Natural Gas Company, Northwest
             Border Pipeline Company, Pan Border Gas
             Company, Northern Border Partners, L.P., and Northern Border Intermediate Limited
             Partnership (Exhibit 10.16 to Form S-1).
      *10.17 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             Transcontinental Gas Pipe Line
             Corporation, dated July 14, 1983, with
             Amended Exhibit A effective February 11,
             1994 (Exhibit 10.17 to 1995 10-K).
      *10.18 Form of Credit Agreement among Northern
             Border Pipeline Company, The First
             National Bank of Chicago, as
             Administrative Agent, The First National
             Bank of Chicago, Royal Bank of Canada,
             and Bank of America National Trust and
             Savings Association, as Syndication
             Agents, First Chicago Capital Markets,
             Inc., Royal Bank of Canada, and
             BancAmerica Securities, Inc, as Joint
             Arrangers and Lenders (as defined
             therein) dated as of June 16, 1997
             (Exhibit 10(c) to Amendment No. 1 to
             Northern Border Partners, L.P. Form S-3,
             SEC File No 333-40601 ("Form S-3")).
      *10.19 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             Enron Capital & Trade Resources Corp.
             dated October 15, 1997 (Exhibit 10.21 to
             1997 10-K).
      *10.20 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             Enron Capital & Trade Resources Corp.
             dated October 15, 1997 (Exhibit 10.22 to
             1997 10-K).
      *10.21 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             Enron Capital & Trade Resources Corp.
             dated August 5, 1997 with Amendment dated
             September 25, 1997 (Exhibit 10.25 to 1997
             10-K).
      *10.22 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             Enron Capital & Trade Resources Corp.
             dated August 5, 1997 (Exhibit 10.26 to
             1997 10-K).
      *10.23 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             TransCanada Gas Services Inc., as agent
             for TransCanada PipeLines Limited dated
             August 5, 1997 (Exhibit 10.27 to 1997
             10-K).
      *10.24 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             TransCanada Gas Services Inc., as agent
             for TransCanada PipeLines Limited dated
             August 5, 1997 (Exhibit 10.28 to 1997
             10-K).
      *10.25 Northern Border Pipeline Company
             Agreement among Northern Plains Natural
             Gas Company, Pan Border Gas Company,
             Northwest Border Pipeline Company,
             TransCanada Border PipeLine Ltd.,
             TransCan Northern Ltd., Northern Border
             Intermediate Limited Partnership,
             Northern Border Partners, L.P., and the
             Management Committee of Northern Border
             Pipeline, dated as of March 17, 1999.
             (Exhibit No. 10.21 to Northern Border
             Partners, L.P.'s Form 10-K for the year
             ended December 31, 1998, SEC File No.
             1-12202 ("1998 10-K")).
      *10.26 Form of Contribution, Conveyance and
             Assumption Agreement among TC PipeLines,
             LP and certain other parties. (Exhibit
             10.2 to TC PipeLines, LP's Form S-1, SEC
             File No. 333-69947 ("TC Form S-1")).
      *10.27 Amended Exhibit A to Northern Border
             Pipeline Company U.S. Shippers Service
             Agreement between Northern Border
             Pipeline Company and Western Gas
             Marketing extending the term effective
             April 2, 1999 (Exhibit 10.11.1 to TC Form
             S-1).
      *10.28 Amended Exhibit A to Northern Border
             Pipeline Company U.S. Shippers Service
             Agreement between Northern Border
             Pipeline Company and Enron Capital &
             Trade Resources Corp. effective November
             1, 1998 (Exhibit 10.15.1 to TC Form S-1).
      *10.29 Amended Exhibit A to Northern Border
             Pipeline Company U.S. Shippers Service
             Agreement between Northern Border
             Pipeline Company and Enron Capital &
             Trade Resources Corp. effective April 2,
             1999 (Exhibit 10.16.1 to TC Form S-1).
      *10.30 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             TransCanada Gas Services Inc. as agent
             for TransCanada PipeLines Limited, dated
             October 10, 1996, with Amended Exhibit A effective April 2, 1999 (Exhibit 10.19 to
             TC Form S-1).
      *10.31 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             TransCanada Gas Services Inc. as agent
             for TransCanada PipeLines Limited, dated
             October 5, 1998, with Amended Exhibit A
             effective April 2, 1999 (Exhibit 10.20 to
             TC Form S-1).
      *10.32 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             TransCanada Gas Services Inc. as agent
             for TransCanada PipeLines Limited, dated
             October 5, 1998, with Amended Exhibit A
             effective April 2, 1999 (Exhibit 10.21 to
             TC Form S-1).
      *10.33 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             TransCanada Gas Services Inc. as agent
             for TransCanada PipeLines Limited, dated
             October 5, 1998, with Amended Exhibit A
             effective April 2, 1999 (Exhibit 10.22 to
             TC Form S-1).
      *10.34 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             TransCanada Gas Services Inc. as agent
             for TransCanada PipeLines Limited, dated
             October 5, 1998, with Amended Exhibit A
             effective April 2, 1999 (Exhibit 10.23 to
             TC Form S-1).
      *10.35 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and
             TransCanada Gas Services Inc. as agent
             for TransCanada PipeLines Limited, dated
             December 18, 1998 (Exhibit 10.24 to TC
             Form S-1).
      *10.36 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and Pan-
             Alberta Gas (U.S.) Inc., dated October 1,
             1993, with Amended exhibit A effective
             June 22, 1998 (Exhibit 10.25 to TC Form S-1).
      *10.37 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and Pan-
             Alberta Gas (U.S.) Inc. (successor to
             Natgas U.S. Inc.), dated October 6, 1989, with Amended Exhibit A effective April 2,
             1999 (Exhibit 10.26 to TC Form S-1).
      *10.38 Northern Border Pipeline Company U.S.
             Shippers Service Agreement between
             Northern Border Pipeline Company and Pan-
             Alberta Gas (U.S.) Inc., dated October 1,
             1992, with Amended Exhibit A effective
             June 22, 1998 (Exhibit 10.27 to TC Form S-1).
      *10.39 Project Management Agreement by and between Northern Plains Natural Gas
             Company and Enron Engineering &
             Construction Company, dated March 1, 1996
             (Exhibit No. 10.39 to Form S-4).
      *99.1  Northern Border Phantom Unit Plan
             (Exhibit 99.1 to Northern Border
             Partners, L.P.'s Amendment No. 1 to Form
             S-8, Registration No. 333-66949).

     *Indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.

     (b) Reports
         No reports on Form 8-K were filed by the Partnership during the last quarter of 2000.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2001.


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

   Signature                  Title                                Date

WILLIAM R. CORDES      President, Northern Plains Natural       March 29, 2001
William R. Cordes       Company
                       (functional equivalent to the
                        registrant's principal executive
                        officer)
                        and Management Committee Member

JERRY L. PETERS        Vice President, Finance and Treausrer,   March 29, 2001
                        Northern Plains Natural Gas Company
                       (functional equivalent to the
                        registrant's principal financial and
                        accounting officer)

STANLEY C. HORTON      Management Committee Member              March 29, 2001
Stanley C. Horton

DENNIS J. MCCONAGHY    Management Committee Member              March 29, 2001
Dennis J. McConaghy

CUBA WADLINGTON, JR.   Management Committee Member              March 29, 2001
Cuba Wadlington, Jr.

                NORTHERN BORDER PIPELINE COMPANY
                  INDEX TO FINANCIAL STATEMENTS

                                                           Page No.

Financial Statements

       Report of Independent Public Accountants               F-2
       Balance Sheet - December 31, 2000 and 1999             F-3
       Statement of Income - Years Ended                      F-4
        December 31, 2000, 1999 and 1998
      Statement  of Cash Flows - Years Ended                  F-5
        December 31, 2000, 1999 and 1998
      Statement of Changes in Partners' Capital  -            F-6
        Years Ended December 31, 2000, 1999 and 1998
      Notes to Financial Statements                           F-7 through
                                                              F-16

Financial Statements Schedule

      Report of Independent Public Accountants on Schedule    S-1
      Schedule II - Valuation and Qualifying Accounts         S-2

Report of Independent Public Accountants


To Northern Border Pipeline Company:

We have audited the accompanying balance sheet of Northern Border Pipeline Company (a Texas partnership) as of December 31, 2000 and 1999, and the related statements of income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Border Pipeline Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                        ARTHUR ANDERSEN LLP

Omaha, Nebraska,
  January 22, 2001

                NORTHERN BORDER PIPELINE COMPANY

                          BALANCE SHEET

                         (In Thousands)


                                                     December 31,
ASSETS                                            2000        1999

CURRENT ASSETS
 Cash and cash equivalents                    $   29,046   $   17,310
 Accounts receivable                              27,128       21,929
 Related party receivables                         6,008        5,120
 Materials and supplies, at cost                   4,957        3,645
 Under recovered cost of service                      --        3,068

   Total current assets                           67,139       51,072

NATURAL GAS TRANSMISSION PLANT
 In service                                    2,364,487    2,363,291
 Construction work in progress                    14,405        4,730

   Total property, plant and equipment         2,378,892    2,368,021
 Less: Accumulated provision for
   depreciation and amortization                 691,900      636,627

   Property, plant and equipment, net          1,686,992    1,731,394

OTHER ASSETS                                      14,374       14,225

   Total assets                               $1,768,505   $1,796,691


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
 Current maturities of long-term debt         $   41,000   $   66,000
 Accounts payable                                 26,087        5,588
 Accrued taxes other than income                  28,137       26,290
 Accrued interest                                 14,401       16,504
 Accumulated provision for rate refunds            4,726        2,317

   Total current liabilities                     114,351      116,699

LONG-TERM DEBT, NET OF CURRENT MATURITIES         22,267      834,459

RESERVES AND DEFERRED CREDITS                      4,892       10,698

COMMITMENTS AND CONTINGENCIES (Note 6)

PARTNERS' CAPITAL                                826,995      834,835

   Total liabilities and partners' capital    $1,768,505   $1,796,691

 The accompanying notes are an integral part of these financial statements.

                NORTHERN BORDER PIPELINE COMPANY

                       STATEMENT OF INCOME

                         (In Thousands)


                                     Year Ended December 31,
                                  2000       1999      1998

OPERATING REVENUES
 Operating revenues             $334,978   $300,664  $196,600
 Provision for rate refunds      (23,956)    (2,317)       --

   Operating revenues, net       311,022    298,347   196,600

OPERATING EXPENSES
 Operations and maintenance       41,548     38,708    29,447
 Depreciation and amortization    57,328     51,908    40,989
 Taxes other than income          27,979     30,320    21,381
 Regulatory credit                    --         --    (8,878)

   Operating expenses            126,855    120,936    82,939

OPERATING INCOME                 184,167    177,411   113,661

INTEREST EXPENSE
 Interest expense                 65,489     60,312    44,542
 Interest expense capitalized       (328)       (98)  (19,001)

   Interest expense, net          65,161     60,214    25,541

OTHER INCOME
 Allowance for equity funds used
   during construction               305        101    10,237
 Other income, net                 7,753      1,262     1,874

    Other income                   8,058      1,363    12,111

NET INCOME TO PARTNERS          $127,064   $118,560  $100,231


 The accompanying notes are an integral part of these financial statements.


                NORTHERN BORDER PIPELINE COMPANY

                     STATEMENT OF CASH FLOWS

                         (In Thousands)


                                                   Year Ended December 31,
                                                2000        1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                      $ 127,064   $ 118,560   $ 100,231

 Adjustments to reconcile net income to
 partners to net cash provided by
 operating activities:
   Depreciation and amortization                57,682      51,962      41,005
   Provision for rate refunds                   25,082       2,317          --
   Rate refunds paid                           (22,673)         --          --
   Allowance for equity funds used
    during construction                           (305)       (101)    (10,237)
   Reserves and deferred credits                (5,806)        880         (10)
   Regulatory credit                                --          --      (9,105)
   Changes in components of working capital     (3,002)     (2,112)    (18,471)
   Other                                        (2,075)        (40)        364

      Total adjustments                         48,903      52,906       3,546

   Net cash provided by operating activities   175,967     171,466     103,777

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property, plant
   and equipment, net                          (15,523)   (101,678)   (651,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributions from partners                        --          --     223,000
 Distributions to partners                    (134,904)   (127,163)    (61,205)
 Issuance of long-term debt, net                75,000     289,026     403,000
 Retirement of long-term debt                 (111,000)   (263,000)         --
 Increase in bank overdraft                     22,437          --          --
 Proceeds received upon termination of
   interest rate forward agreements                 --      12,896          --
 Long-term debt financing costs                   (241)     (1,626)         --

   Net cash provided by (used in)
    financing activities                      (148,708)    (89,867)    564,795

NET CHANGE IN CASH AND CASH EQUIVALENTS         11,736     (20,079)     17,403

Cash and cash equivalents-beginning of year     17,310      37,389      19,986

Cash and cash equivalents-end of year        $  29,046   $  17,310   $  37,389



Changes in components of working capital:
 Accounts receivable                         $  (6,087)  $  (8,145)  $  (1,567)
 Materials and supplies                         (1,312)       (285)        317
 Accounts payable                                1,585      (4,598)    (10,769)
  Accrued taxes other than income                1,847       6,462        (466)
 Accrued interest                               (2,103)      4,741       1,396
 Over/under recovered cost of service            3,068        (287)     (7,382)

 Total                                       $  (3,002)  $  (2,112)  $ (18,471)


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


                NORTHERN BORDER PIPELINE COMPANY

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                         (In Thousands)

                                                       TC           Northern
                         TransCanada                PipeLines        Border
                           Border      TransCan    Intermediate   Intermediate    Total
                          PipeLine     Northern      Limited         Limited     Partners'
                             Ltd.        Ltd.      Partnership     Partnership    Capital

Partners' Capital at
 December 31, 1997        $ 34,885     $ 139,539    $     --        $406,988     $ 581,412

Net income to partners       6,014        24,055          --          70,162       100,231

Contributions received      13,380        53,520          --         156,100       223,000

Distributions paid          (3,673)      (14,689)         --         (42,843)      (61,205)

Partners' Capital at
 December 31, 1998          50,606       202,425          --         590,407       843,438

Net income to partners       2,930        11,715      20,923          82,992       118,560

Distributions paid          (5,206)      (20,819)    (12,124)        (89,014)     (127,163)

Ownership transfer         (48,330)     (193,321)    241,651              --            --

Partners' Capital at
 December 31, 1999              --            --     250,450         584,385       834,835

Net income to partners          --            --      38,119          88,945       127,064

Distributions paid              --            --     (40,471)        (94,433)     (134,904)

Partners' Capital at
 December 31, 2000        $     --     $      --    $248,098        $578,897     $ 826,995


 The accompanying notes are an integral part of these financial statements.

                 NORTHERN BORDER PIPELINE COMPANY

                  NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND MANAGEMENT

    Northern Border Pipeline Company (Northern Border Pipeline) is a general partnership, formed in 1978, pursuant to the Texas Uniform Partnership Act. The ownership percentages of the partners in Northern Border Pipeline (Partners) at December 31, 2000 and 1999, are as follows:

                                                       Ownership
                 Partner                               Percentage

    Northern Border Intermediate Limited Partnership       70
    TC PipeLines Intermediate Limited Partnership          30

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

    Northern Border Pipeline is managed by a Management Committee that includes three representatives from Northern Border Intermediate Limited Partnership (Partnership) and one representative from TC PipeLines. The Partnership's representatives selected by its general partners, Northern Plains Natural Gas Company (Northern Plains), a wholly-owned subsidiary of Enron Corp. (Enron), Pan Border Gas Company (Pan Border), a wholly-owned subsidiary of Northern Plains, and Northwest Border Pipeline Company, a wholly-owned subsidiary of The Williams Companies, Inc., have 35%, 22.75% and 12.25%, respectively, of the voting interest on the Management Committee. The representative designated by TC PipeLines votes the remaining 30% interest. In December 1998, Northern Plains acquired Pan Border from a subsidiary of Duke Energy Corporation. At the closing of the acquisition, Pan Border's sole asset consisted of its general partner interest in the Partnership. The day-to-day management of Northern Border Pipeline's affairs is the responsibility of Northern Plains (the Operator), as defined by the operating agreement between Northern Border Pipeline and Northern Plains. Northern Border Pipeline is charged for the salaries, benefits and expenses of the Operator. For the years ended December 31, 2000, 1999, and 1998, Northern Border Pipeline reimbursed the Operator approximately $31.7 million, $29.7 million and $30.0 million, respectively. Additionally, Northern Border Pipeline utilizes Enron affiliates for management on pipeline expansion and extension projects.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A)  Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses
         during the reporting period.   Actual results could differ from
         those estimates.

    (B)  Government Regulation

         Northern Border Pipeline is subject to regulation by the Federal Energy Regulatory Commission (FERC). Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects
         of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles
         for nonregulated entities.   At December 31, 2000 and 1999, Northern
         Border Pipeline has reflected regulatory assets of approximately $12.4 million and $12.1 million, respectively, in Other Assets on
         the balance sheet.   Northern Border Pipeline is recovering the
         regulatory assets from its shippers over varying time periods, which range from four to 43 years.

    (C)  Revenue Recognition

         Northern Border Pipeline transports gas for shippers under a tariff regulated by the FERC. The tariff specifies the calculation of amounts to be paid by shippers and the general terms and conditions of transportation service on the pipeline
         system.   Northern Border Pipeline's revenues are derived from
         agreements for the receipt and delivery of gas at points along the pipeline system as specified in each shipper's individual transportation contract. Northern Border Pipeline does not own the gas that it transports, and therefore it does not assume the related natural gas commodity risk. See Notes 3 and 4 for a further discussion of Northern Border Pipeline's tariff and transportation agreements.

    (D)  Cash and Cash Equivalents

         Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these investments.

    (E)  Income Taxes

         Income taxes are the responsibility of the Partners and are not reflected in these financial statements. However, the Northern Border Pipeline FERC tariff establishes the method of accounting for and calculating income taxes and requires Northern Border Pipeline to reflect in its rates the income taxes which would have been paid or accrued if Northern Border Pipeline were organized during the period as a corporation. As a result, for purposes of determining transportation rates in calculating the return allowed by the FERC, Partners' capital and rate base are reduced by the amount equivalent to the net accumulated deferred income taxes. Such amounts were approximately $326 million and $316 million at December 31, 2000 and 1999, respectively, and are primarily related to accelerated depreciation and other plant-related differences.

    (F)  Property, Plant and Equipment and Related Depreciation and
          Amortization

         Property, plant and equipment is stated at original cost.
         The original cost of property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal. No retirement gain or loss is included in income except in the case of extraordinary retirements or sales.

         Maintenance and repairs are charged to operations in the period incurred. The provision for depreciation and amortization of the transmission line is an integral part of Northern Border Pipeline's FERC tariff. The effective depreciation rates applied to Northern Border Pipeline's transmission plant in 2000, 1999 and 1998 were 2.25%, 2.0% and 2.5%, respectively. Based upon the rate case settlement discussed in Note 3, Northern Border Pipeline will continue to use a 2.25% depreciation rate. Composite rates are applied to all other functional groups of property having similar economic characteristics.

    (G)  Allowance for Funds Used During Construction

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

3.  RATES AND REGULATORY ISSUES

    Rate Case

    Northern Border Pipeline's revenue is derived from agreements with various shippers for the transportation of natural gas. It transports gas under a FERC regulated tariff. Northern Border Pipeline had used a cost of service form of tariff since its inception but agreed to convert to a stated rate form of tariff as part of the settlement of its current rate case discussed below.

    Under the cost of service tariff, Northern Border Pipeline was provided an opportunity to recover all of the operations and maintenance costs of the pipeline, taxes other than income taxes, interest, depreciation and amortization, an allowance for income taxes and a regulated return on equity. Northern Border Pipeline was generally allowed to collect from its shippers a return on regulated rate base as well as recover that rate base through depreciation and amortization. Billings for the firm transportation agreements were based on contracted volumes to determine the allocable share of the cost of service and were not dependent upon the percentage of available capacity actually used. Under the cost of service tariff, Northern Border Pipeline billed on an estimated basis for a six-month cycle. Any net excess or deficiency resulting from the comparison of the actual cost of service determined for the period in accordance with the FERC tariff to the estimated billing was accumulated, including carrying charges thereon, and was either billed to or credited back to the shippers. Revenues reflected actual cost of service. An amount equal to differences between billing estimates and the actual cost of service, including carrying charges, was reflected in current assets or current liabilities.

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

    In September 2000, Northern Border Pipeline filed a stipulation and agreement with the FERC that documented the proposed settlement of its pending rate case. The settlement was approved by the FERC in December 2000. Under the approved settlement, effective December 1, 1999, shippers will pay stated transportation rates based on a straight fixed variable rate design. Under the straight fixed variable rate design, approximately 98% of the agreed upon revenue level is attributed to demand charges, based upon contracted firm capacity, and the remaining 2% is attributed to commodity charges, based on the volumes of gas actually transported on the system. From December 1, 1999, through and including December 31, 2000, the rates were based upon an annual revenue level of $307 million. For periods after December 31, 2000, the rates are based upon an annual revenue level of $305 million. The settlement further provides for the incorporation into Northern Border Pipeline's rate base all of the construction costs of The Chicago Project, which was Northern Border Pipeline's expansion and extension of its pipeline from near Harper, Iowa to a point near Manhattan, Illinois. Northern Border Pipeline had placed into service the facilities for The Chicago Project in December 1998. Under the settlement, both Northern Border Pipeline and its existing shippers will not be able to seek rate changes until November 1, 2005, at which time Northern Border Pipeline must file a new rate case.

    After the FERC approved the rate case settlement and prior to the end of 2000, Northern Border Pipeline made estimated refund payments to its shippers totaling approximately $22.7 million, primarily related to the period from December 1999 to November 2000. At December 31, 2000, Northern Border Pipeline had estimated its remaining refund obligation through the end of 2000 to be approximately $4.7 million, which is expected to be paid in the first quarter of 2001. Northern Border Pipeline's operating revenues for 2000 reflect the significant terms of the approved settlement.

    Certificate application

    In October 1998, Northern Border Pipeline filed a certificate application with the FERC to seek approval to expand and extend its pipeline system into Indiana (Project 2000). When completed, Project 2000 will afford shippers on the expanded and extended pipeline system access to industrial gas consumers in northern Indiana. The certificate application was subsequently amended by Northern Border Pipeline in March and December 1999. On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate the proposed facilities. The FERC approved Northern Border Pipeline's request for rolled-in rate treatment based upon the proposed project costs. The project has a targeted in-service date of November 2001. The capital expenditures for the project are estimated to be approximately $94 million, of which $10.8 million had been incurred through December 31, 2000.

    Operating revenues are collected pursuant to the FERC tariff through firm transportation service agreements (firm service agreements).
    The firm service agreements extend for various terms with termination dates that range from October 2001 to December 2013. Northern Border Pipeline also has interruptible service agreements with numerous other shippers as a result of its self-implementing blanket transportation authority. Under the approved settlement of the rate case discussed in Note 3, in certain situations, Northern Border Pipeline will reduce the billings for the firm service agreements by one half of the revenues received from the interruptible service agreements through October 31, 2003. After October 31, 2003, all revenues from interruptible transportation service will be retained by Northern Border Pipeline.

    Northern Border Pipeline's largest shipper, Pan-Alberta Gas (U.S.) Inc. (PAGUS), is presently obligated for approximately 25.5% of the contracted firm capacity through three firm service agreements which expire in October 2003. Financial guarantees exist through October 2001 for approximately 16.3% of the contracted firm capacity of PAGUS, including 10.5% guaranteed by Northern Natural Gas Company, a wholly-owned subsidiary of Enron. The remaining obligation of PAGUS is supported by various credit support arrangements, including among others, a letter of credit, an escrow account and an upstream capacity transfer agreement. Operating revenues from the PAGUS firm service agreements and interruptible service agreements for the years ended December 31, 2000, 1999 and 1998 were $65.0 million, $76.6 million and $87.3 million, respectively.

    TransCanada Energy Marketing USA, Inc. (TransCanada Energy), an affiliate of TC PipeLines, has firm service agreements representing approximately 11.4% of contracted capacity. The firm service agreements for TransCanada Energy extend for various terms with termination dates that range from October 2003 to December 2008. Other shippers affiliated with the Partners of Northern Border Pipeline have firm service agreements representing approximately 7.1% of contracted capacity. These firm service agreements extend for various terms with termination dates that range from January 2002 to May 2009. Operating revenues from the affiliated firm service agreements and interruptible service agreements for the years ended December 31, 2000, 1999, and 1998 were $58.5 million, $52.5 million and $22.4 million, respectively.

5.  CREDIT FACILITIES AND LONG-TERM DEBT

    Detailed information on long-term debt is as follows:

                                                        December 31,
    (Thousands of dollars)                             2000       1999

    1992 Senior Notes - average 8.49% and 8.43% at
     December 31, 2000 and 1999, respectively,
     due from 2000 to 2003                           $184,000   $250,000
    Pipeline Credit Agreement
     Term loan, due 2002                              424,000    439,000
     Five-year revolving credit facility               45,000         --
    1999 Senior Notes - 7.75%, due 2009               200,000    200,000
    Unamortized proceeds from termination
     of interest rate forward agreements               11,107     12,397
    Unamortized debt discount                            (840)      (938)

    Total                                             863,267    900,459
    Less: Current maturities of long-term debt         41,000     66,000

    Long-term debt                                   $822,267   $834,459

   In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009, which notes were subsequently exchanged in a registered offering for notes with substantially identical terms (1999 Senior Notes). Also in August 1999, Northern Border Pipeline received approximately $12.9 million from the termination of interest rate forward agreements, which is included in long-term debt on the balance sheet and is being amortized against interest expense over the life of the 1999 Senior Notes. The interest rate forward agreements, which had an aggregate notional amount of $150 million, had been executed in September 1998 to hedge the interest rate on a planned issuance of fixed rate debt
   in  1999.   The  proceeds  from the private  offering,  net  of  debt
   discounts and issuance costs, and the termination of the interest rate forward agreements were used to reduce existing indebtedness under a June 1997 credit agreement.

   In June 1997, Northern Border Pipeline entered into a credit agreement (Pipeline Credit Agreement) with certain financial institutions to borrow up to an aggregate principal amount of $750 million. The Pipeline Credit Agreement is comprised of a $200 million five-year revolving credit facility to be used for the retirement of a previously existing bank loan agreement and for general business purposes, and a $550 million three-year revolving credit facility to be used for the construction of The Chicago Project. Effective March 1999, in accordance with the provisions of the Pipeline Credit Agreement, Northern Border Pipeline converted the three-year revolving credit facility to a term loan maturing in June 2002. The Pipeline Credit Agreement permits Northern Border Pipeline to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period, subject to certain parameters. Northern Border Pipeline is required to pay a facility fee on the remaining aggregate principal commitment amount of $624 million.

    At December 31, 2000 and 1999, Northern Border Pipeline had an outstanding interest rate swap agreement with a notional amount of $40 million, which will terminate in November 2001. Under the agreement, Northern Border Pipeline makes payments to counterparties at fixed rates and in return receives payments at variable rates based on the London Interbank Offered Rate. At December 31, 2000 and 1999, Northern Border Pipeline was in a payable position relative to its counterparties. The average effective interest rate of Northern Border Pipeline's variable rate debt, taking into consideration the interest rate swap agreement, was 7.06% and 6.73% at December 31, 2000 and 1999, respectively.

    Interest paid, net of amounts capitalized, during the years ended December 31, 2000, 1999 and 1998 was $68.0 million, $55.5 million and $23.8 million, respectively.

    Aggregate required repayments of long-term debt are as follows: $41 million, $547 million and $65 million for 2001, 2002 and 2003, respectively. There are no required repayment obligations for either 2004 or 2005.

    Certain of Northern Border Pipeline's long-term debt and credit arrangements contain requirements as to the maintenance of minimum partners' capital and debt to capitalization ratios which restrict the incurrence of other indebtedness by Northern Border Pipeline and also place certain restrictions on distributions to the partners of Northern Border Pipeline. Under the most restrictive of the covenants, as of December 31, 2000 and 1999, respectively, $136 million and $132 million of partners' capital of Northern Border Pipeline could be distributed.

    The following estimated fair values of financial instruments represent the amount at which each instrument could be exchanged in a current transaction between willing parties. Based on quoted market prices for similar issues with similar terms and remaining maturities, the estimated fair value of the 1992 Senior Notes was approximately $191 million and $273 million at December 31, 2000 and 1999, respectively. The estimated fair value of the 1999 Senior Notes was approximately $213 million and $201 million at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, the estimated fair value which would be payable to terminate the interest rate swap agreement, taking into account current interest rates, was approximately $1 million. Northern Border Pipeline presently intends to maintain the current schedule of maturities for the 1992 Senior Notes, 1999 Senior Notes and the interest rate swap agreement which will result in no gains or losses on their respective repayment. The fair value of Northern Border Pipeline's variable rate debt approximates the carrying value since the interest rates are periodically adjusted to reflect current market conditions.

6.  COMMITMENTS AND CONTINGENCIES

    Capital expenditures

    Total capital expenditures for 2001 are estimated to be $97 million. This includes approximately $81 million for Project 2000 (see Note
    3) and approximately $16 million for renewals and replacements of the existing facilities. Funds required to meet the capital expenditures for 2001 are anticipated to be provided primarily from debt borrowings and internal sources.

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

7.  QUARTERLY FINANCIAL DATA (Unaudited)

                             Operating     Operating   Net Income
    (In thousands)         Revenues, net     Income    to Partners

    2000
      First Quarter           $76,241       $44,628      $28,744
      Second Quarter           77,346        44,305       29,413
      Third Quarter            78,241        47,584       34,293
      Fourth Quarter           79,194        47,650       34,614
    1999
      First Quarter           $73,635       $44,271      $30,315
      Second Quarter           73,022        43,788       28,933
      Third Quarter            73,925        44,017       29,127
      Fourth Quarter           77,765        45,335       30,185

8.  ACCOUNTING PRONOUNCEMENTS

    In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain guidance within SFAS No. 133. Northern Border Pipeline will adopt SFAS No. 133 beginning January 1, 2001. The adoption of SFAS No. 133, as amended, will not have a material impact on Northern Border Pipeline's financial position or results of operations.

9.  SUBSEQUENT EVENTS

    Northern Border Pipeline makes distributions to it general partners approximately one month following the end of the quarter. The distribution for the fourth quarter of 2000 of approximately $31.4 million is payable February 2, 2001.

Report of Independent Public Accountants on Schedule


To Northern Border Pipeline Company:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Northern Border Pipeline Company included in this Form 10-K and have issued our report thereon dated January 22, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Northern Border Pipeline Company listed in Item 14 of
Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP

Omaha, Nebraska,
  January 22, 2001


                                                             SCHEDULE II

                    NORTHERN BORDER PIPELINE COMPANY
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (In Thousands)


Column A              Column B           Column C            Column D        Column E
                                         Additions          Deductions
                     Balance at   Charged to   Charged    For Purpose For
                     Beginning    Costs and    to Other   Which Reserves    Balance at
Description           of Year      Expenses    Accounts    Were Created     End of Year

Reserve for
 regulatory issues
   2000               $7,376        $1,800       $--          $7,376          $1,800
   1999               $6,726        $  650       $--          $   --          $7,376
   1998               $6,726        $   --       $--          $   --          $6,726


