Form 10-Q
period 2001-03-31
NORTHERN BORDER PIPELINE CO
filed 2001-05-14
CIK 1095355

UNITED STATES SECURITIES AND EXCHANGE
                              COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001




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


                                1 of 14

                   NORTHERN BORDER PIPELINE COMPANY

                           TABLE OF CONTENTS




                                                            Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Statement of Income -
          Three Months Ended March 31, 2001 and 2000            3
       Statement of Comprehensive Income -
          Three Months Ended March 31, 2001 and 2000            3
       Balance Sheet - March 31, 2001
          and December 31, 2000                                 4
       Statement of Cash Flows -
          Three Months Ended March 31, 2001 and 2000            5
       Statement of Changes in Partners' Equity -
          Three Months Ended March 31, 2001                     6
       Notes to Financial Statements                            7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations     10

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                       12

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                   13

                     PART I. FINANCIAL INFORMATION

                     ITEM 1. FINANCIAL STATEMENTS

                   NORTHERN BORDER PIPELINE COMPANY
                          STATEMENT OF INCOME
                            (In Thousands)
                              (Unaudited)

                                           Three Months Ended
                                                March 31,
                                             2001      2000

OPERATING REVENUES
 Operating revenues                         $79,097   $83,100
 Provision for rate refunds                  (2,057)   (6,859)

   Operating revenues, net                   77,040    76,241

OPERATING EXPENSES
 Operations and maintenance                   8,549     9,055
 Depreciation and amortization               14,454    14,837
 Taxes other than income                      3,719     7,721

   Operating expenses                        26,722    31,613

OPERATING INCOME                             50,318    44,628

INTEREST EXPENSE                             15,055    16,289

OTHER INCOME                                    626       405

NET INCOME TO PARTNERS                      $35,889   $28,744

                   NORTHERN BORDER PIPELINE COMPANY
                   STATEMENT OF COMPREHENSIVE INCOME
                            (In Thousands)
                              (Unaudited)

                                           Three Months Ended
                                                March 31,
                                             2001      2000

Net income to partners                     $35,889    $28,744
Other comprehensive income:
 Transition adjustment from adoption
   of SFAS No. 133                          10,347         --
 Change associated with current period
   hedging transactions                      2,441         --

Total comprehensive income                 $48,677    $28,744


 The accompanying notes are an integral part of these financial statements.

               PART I. FINANCIAL INFORMATION (Continued)

               ITEM 1. FINANCIAL STATEMENTS (Continued)

                   NORTHERN BORDER PIPELINE COMPANY
                             BALANCE SHEET
                            (In Thousands)
                              (Unaudited)

                                              March 31,  December 31,
ASSETS                                          2001         2000

CURRENT ASSETS
 Cash and cash equivalents                  $   15,513   $   29,046
 Accounts receivable                            29,135       33,136
 Materials and supplies, at cost                 4,680        4,957

   Total current assets                         49,328       67,139

NATURAL GAS TRANSMISSION PLANT
 Property, plant and equipment               2,383,544    2,378,892
 Less: Accumulated provision for
   depreciation and amortization               706,077      691,900

   Property, plant and equipment, net        1,677,467    1,686,992

OTHER ASSETS                                    16,925       14,374

   Total assets                             $1,743,720   $1,768,505


LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt       $   41,000   $   41,000
 Accounts payable                                3,738       26,087
 Accrued taxes other than income                25,819       28,137
 Accrued interest                                5,816       14,401
 Accumulated provision for rate refunds             --        4,726

   Total current liabilities                    76,373      114,351

LONG-TERM DEBT, NET OF CURRENT MATURITIES      818,184      822,267

RESERVES AND DEFERRED CREDITS                    4,892        4,892

PARTNERS' EQUITY
   Partners' capital                           831,483      826,995
   Accumulated other comprehensive income       12,788           --

    Total partners' equity                     844,271      826,995

   Total liabilities and partners' equity   $1,743,720   $1,768,505

 The accompanying notes are an integral part of these financial statements.

               PART I. FINANCIAL INFORMATION (Continued)

               ITEM 1. FINANCIAL STATEMENTS (Continued)

                   NORTHERN BORDER PIPELINE COMPANY
                        STATEMENT OF CASH FLOWS
                            (In Thousands)
                              (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                     2001      2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                            $ 35,889   $ 28,744

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                     14,546     14,889
   Provision for rate refunds                         2,036      6,916
   Rate refunds paid                                 (6,762)        --
   Changes in components of working capital          (7,433)   (11,649)
   Other                                               (375)      (462)

      Total adjustments                               2,012      9,694

   Net cash provided by operating activities         37,901     38,438

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property, plant
   and equipment                                     (4,596)      (377)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to Partners                          (31,401)   (30,872)
 Issuance of long-term debt                          17,000     15,000
 Retirement of long-term debt                       (10,000)        --
 Decrease in bank overdraft                         (22,437)        --
 Long-term debt financing costs                          --       (101)

   Net cash used in financing activities            (46,838)   (15,973)

NET CHANGE IN CASH AND CASH EQUIVALENTS             (13,533)    22,088

Cash and cash equivalents-beginning of period        29,046     17,310

Cash and cash equivalents-end of period            $ 15,513   $ 39,398




Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)            $ 23,837   $ 25,415

Changes in components of working capital:
   Accounts receivable                             $  4,001   $ (5,635)
   Materials and supplies                               277     (1,357)
   Under recovered cost of service                       --      2,335
   Accounts payable                                    (808)       (89)
   Accrued taxes other than income                   (2,318)     2,037
   Accrued interest                                  (8,585)    (8,940)

    Total                                          $ (7,433)  $(11,649)

    The accompanying notes are an integral part of these financial statements.

               PART I. FINANCIAL INFORMATION (Continued)

               ITEM 1. FINANCIAL STATEMENTS (Continued)

                   NORTHERN BORDER PIPELINE COMPANY
               STATEMENT OF CHANGES IN PARTNERS' EQUITY
                            (In Thousands)
                              (Unaudited)

                                       TC           Northern
                                    PipeLines        Border       Accumulated
                                   Intermediate   Intermediate       Other
                                     Limited         Limited     Comprehensive    Total
                                   Partnership    Partnership        Income       Equity

  Balance at December 31, 2000       $248,098       $578,897       $    --       $826,995

  Net income to partners               10,767         25,122            --         35,889

  Transition adjustment from
    adoption of SFAS No. 133               --             --        10,347         10,347

  Change associated with current
    period hedging transactions            --             --         2,441          2,441

  Distributions to partners            (9,420)       (21,981)           --        (31,401)

  Balance at March 31, 2001          $249,445       $582,038       $12,788       $844,271

 The accompanying notes are an integral part of this financial statement.

                NORTHERN BORDER PIPELINE COMPANY
                  NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The financial statements included herein have been prepared by Northern Border Pipeline Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, Northern Border Pipeline believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2000.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. RATE CASE

   Northern Border Pipeline filed a rate proceeding with the Federal Energy Regulatory Commission ("FERC") in May 1999 for, among other things, a redetermination of its allowed equity rate of return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes was approximately $30 million. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes were implemented with subsequent billings subject to refund.

   In September 2000, Northern Border Pipeline filed a stipulation and agreement with the FERC that documented the proposed settlement of its pending rate case. The settlement was approved by the FERC in December 2000. Under the approved settlement, effective December 1, 1999, shippers will pay stated transportation rates based on a straight-fixed variable rate design. From December 1, 1999, through and including December 31, 2000, the rates were based upon an annual revenue level of $307 million. Beginning January 1, 2001, the rates are based upon an annual revenue level of $305 million.

   After the FERC approved the rate case settlement and prior to the end of 2000, Northern Border Pipeline made estimated refund payments to its shippers totaling approximately $22.7 million, primarily related to the period from December 1999 to November 2000. During the first quarter of 2001, Northern Border Pipeline paid the remaining refund obligation to its shippers totaling approximately $6.8 million, which related to periods through January 2001.

3. CERTIFICATE APPLICATION

   On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate the proposed expansion and extension of its pipeline system into Indiana ("Project 2000"). The FERC approved Northern Border Pipeline's request for rolled-in rate treatment based upon the proposed project costs. The project has a targeted in-service date of November 2001. The capital expenditures for the project are budgeted to be approximately $94 million, of which $14.7 million had been incurred through March 31, 2001.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

   Northern Border Pipeline uses financial instruments in the management of its interest rate exposure. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities. As a result, Northern Border Pipeline has entered into various interest rate swap agreements with major financial institutions to hedge its interest rate risk.

   In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Northern Border Pipeline adopted SFAS No. 133 beginning January 1, 2001.

   As a result of the adoption of SFAS No. 133, Northern Border Pipeline reclassified approximately $11.1 million from long-term debt to accumulated other comprehensive income related to unamortized proceeds from the termination of interest rate swap agreements. Also upon adoption, Northern Border Pipeline recorded a non-cash loss in accumulated other comprehensive income of approximately $0.8 million, related to its outstanding interest rate swap agreement with a notional amount of $40.0 million.

   During the first quarter of 2001, Northern Border Pipeline amortized approximately $0.3 million related to the terminated interest rate swap agreements from accumulated other comprehensive income to interest expense, and expects to amortize comparable amounts in each of the remaining quarters of 2001.

   In March 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $200 million related to the planned issuance of 10-year and 30-year senior notes. The swap instruments may be settled any time prior to their expiration date on October 1, 2001. The swaps have been designated as cash flow hedges as they were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance date of the senior notes. At March 31, 2001, Northern Border Pipeline recognized a non-cash gain in accumulated other comprehensive income of approximately
$2.7 million, with a corresponding amount reflected in other assets on the accompanying balance sheet.

5. SUBSEQUENT EVENT

   Northern Border Pipeline makes distributions to its general partners approximately one month following the end of the quarter. The distribution computed for the first quarter of 2001 of approximately $38.5 million was paid May 2, 2001.

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

   Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. In September 2000, Northern Border Pipeline filed a stipulation and agreement with the FERC that documented the proposed settlement of its pending rate case. The settlement was approved by the FERC in December 2000. Under the approved settlement, effective December 1, 1999, shippers will pay stated transportation rates based on a straight-fixed variable rate design. Under the straight-fixed variable rate design, approximately 98% of the agreed upon revenue level is attributed to demand charges, based upon contracted firm capacity, and the remaining 2% is attributed to commodity charges, based on the volumes of gas actually transported on the system.

   As of December 31, 2000, the termination dates of the shippers' contracts ranged from October 31, 2003 to December 21, 2013 and the weighted average contract life was approximately six years with just under 99% of capacity contracted through mid-September 2003. Contracts for approximately 44% of the capacity will expire between mid-September 2003 and the end of October 2005.

First Quarter 2001 Compared With First Quarter 2000

   Operating revenues, net increased $0.8 million for the first quarter of 2001, as compared to the same period in 2000.
Northern Border Pipeline's net operating revenues for 2001 reflect the rate case settlement discussed above. Net operating revenues for 2000 were determined under Northern Border
Pipeline's cost of service tariff.

   Taxes other than income decreased $4.0 million (52%) for the first quarter of 2001, as compared to the same period in 2000, due primarily to adjustments to previous estimates of ad valorem taxes.

   Interest expense decreased $1.2 million (8%) for the first quarter of 2001, as compared to the same period in 2000, due primarily to a decrease in average debt outstanding.

Liquidity and Capital Resources

General

   Northern Border Pipeline had previously entered into a 1997 credit agreement ("Pipeline Credit Agreement") with certain financial institutions, which is comprised of a $200 million five-year revolving credit facility and a $414 million term loan, both maturing in June 2002. At March 31, 2001, $62 million was outstanding under the five-year revolving credit facility.

   At March 31, 2001, Northern Border Pipeline also had outstanding $184 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million were repaid in August 2000. The Series B Notes with a principal amount of $41 million mature in August 2001. Northern Border Pipeline anticipates borrowing on the Pipeline Credit Agreement to repay the Series B Notes.

   In March 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $200 million related to a planned issuance of 10-year and 30-year senior notes. The swap instruments may be settled any time prior to their expiration date on October 1, 2001. The proceeds from the issuance of the senior notes will be used to repay outstanding indebtedness.

   Short-term liquidity needs will be met by internal sources and through the revolving credit facility discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness.

Cash Flows From Operating Activities

   Cash flows provided by operating activities decreased $0.5 million to $37.9 million for the first quarter of 2001, as compared to the same period in 2000. During 2001, Northern Border Pipeline realized net cash outflows of approximately $4.7 million related to its rate case. During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

Cash Flows From Investing Activities

   Capital expenditures of $4.6 million for the first quarter of 2001 included $3.8 million for Project 2000 (see Note 3 - Notes to Financial Statements) and $0.8 million primarily related to renewals and replacements of existing facilities. For the comparable period in 2000, capital expenditures were $0.4 million primarily related to Project 2000.

   Total capital expenditures for 2001 are estimated to be $78 million, including $62 million for Project 2000. The remaining capital expenditures planned for 2001 are for renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2001 capital expenditures primarily by debt borrowings and using internal sources.

Cash Flows From Financing Activities

   Cash flows used in financing activities increased $30.9 million to $46.8 million for the first quarter of 2001 as compared to same period in 2000. For the first quarter of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million. At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to refund checks outstanding. During the first quarter of 2001, Northern Border Pipeline repaid $10.0 million on its term loan.

Information Regarding Forward Looking Statements

   The statements in this Quarterly Report that are not historical information are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Financial Statements" regarding Northern Border Pipeline's efforts to pursue opportunities to further increase its capacity. Although Northern Border Pipeline believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include industry results, future demand for natural gas, availability of supplies of Canadian natural gas, political and regulatory developments that impact FERC proceedings involving Northern Border Pipeline, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, and conditions of the capital markets and equity markets.

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                              RISK

                NORTHERN BORDER PIPELINE COMPANY


   Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swap agreements to increase the portion of its fixed rate debt. Since December 31, 2000, there has not been any material change to Northern Border Pipeline's interest rate exposure.

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


                              NORTHERN BORDER PIPELINE COMPANY
                              (A Texas General Partnership)

Date:  May 14, 2001           By: JERRY L. PETERS
                                  Jerry L. Peters
                                  Vice President, Finance and
                                   Treasurer