Form 10-Q
period 2001-06-30
NORTHERN BORDER PIPELINE CO
filed 2001-08-14
CIK 1095355

UNITED STATES SECURITIES AND EXCHANGE
                              COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001




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



                                1 of 15

                   NORTHERN BORDER PIPELINE COMPANY

                           TABLE OF CONTENTS




                                                           Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Statement of Income -
          Three Months Ended June 30, 2001 and 2000
          and Six Months Ended June 30, 2001 and 2000          3
       Statement of Comprehensive Income -
          Three Months Ended June 30, 2001 and 2000
          and Six Months Ended June 30, 2001 and 2000          3
       Balance Sheet - June 30, 2001
          and December 31, 2000                                4
       Statement of Cash Flows -
          Six Months Ended June 30, 2001 and 2000              5
       Statement of Changes in Partners' Capital -
          Six Months Ended June 30, 2001                       6
       Notes to Financial Statements                           7

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations     10

   ITEM 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                       13

PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                 14

   ITEM 6.  Exhibits and Reports on Form 8-K                  14

                     PART I. FINANCIAL INFORMATION

                     ITEM 1. FINANCIAL STATEMENTS

                   NORTHERN BORDER PIPELINE COMPANY
                          STATEMENT OF INCOME
                            (In Thousands)
                              (Unaudited)

                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                  2001      2000       2001       2000

OPERATING REVENUES
 Operating revenues              $76,950   $83,997   $156,047   $167,097
 Provision for rate refunds           --    (6,651)    (2,057)   (13,510)

   Operating revenues, net        76,950    77,346    153,990    153,587

OPERATING EXPENSES
 Operations and maintenance        8,989    10,854     17,538     19,909
 Depreciation and amortization    14,239    14,538     28,693     29,375
 Taxes other than income           7,016     7,649     10,735     15,370

   Operating expenses             30,244    33,041     56,966     64,654

OPERATING INCOME                  46,706    44,305     97,024     88,933

INTEREST EXPENSE                  13,716    16,369     28,771     32,658

OTHER INCOME (EXPENSE)            (1,358)    1,477       (732)     1,882

NET INCOME TO PARTNERS           $31,632   $29,413   $ 67,521   $ 58,157


                   NORTHERN BORDER PIPELINE COMPANY
                   STATEMENT OF COMPREHENSIVE INCOME
                            (In Thousands)
                              (Unaudited)

                                 Three Months Ended  Six Months Ended
                                      June 30,            June 30,
                                   2001      2000      2001     2000

Net income to partners           $31,632   $29,413   $67,521   $58,157
Other comprehensive income:
 Transition adjustment from
   adoption of SFAS No. 133           --        --    10,347       --
 Change associated with current
   period hedging transactions     5,165        --     7,606       --

Total comprehensive income       $36,797   $29,413   $85,474  $58,157

    The accompanying notes are an integral part of these financial statements.

               PART I. FINANCIAL INFORMATION (Continued)

               ITEM 1. FINANCIAL STATEMENTS (Continued)

                   NORTHERN BORDER PIPELINE COMPANY
                             BALANCE SHEET
                            (In Thousands)
                              (Unaudited)

                                              June 30,   December 31,
ASSETS                                          2001        2000

CURRENT ASSETS
 Cash and cash equivalents                  $   15,978   $   29,046
 Accounts receivable                            27,263       33,136
 Materials and supplies, at cost                 4,605        4,957

   Total current assets                         47,846       67,139

NATURAL GAS TRANSMISSION PLANT
 Property, plant and equipment               2,394,751    2,378,892
 Less: Accumulated provision for
   depreciation and amortization               720,100      691,900

   Property, plant and equipment, net        1,674,651    1,686,992

OTHER ASSETS                                    21,695       14,374

   Total assets                             $1,744,192   $1,768,505


LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt       $  515,000   $   41,000
 Accounts payable                                3,438       26,087
 Accrued taxes other than income                22,530       28,137
 Accrued interest                               13,415       14,401
 Accumulated provision for rate refunds             --        4,726

   Total current liabilities                   554,383      114,351

LONG-TERM DEBT, NET OF CURRENT MATURITIES      342,208      822,267

RESERVES AND DEFERRED CREDITS                    5,002        4,892

PARTNERS' EQUITY
   Partners' capital                           824,646      826,995
   Accumulated other comprehensive income       17,953           --

    Total partners' equity                     842,599      826,995

   Total liabilities and partners' equity   $1,744,192   $1,768,505


    The accompanying notes are an integral part of these financial statements.

               PART I. FINANCIAL INFORMATION (Continued)

               ITEM 1. FINANCIAL STATEMENTS (Continued)

                   NORTHERN BORDER PIPELINE COMPANY
                        STATEMENT OF CASH FLOWS
                            (In Thousands)
                              (Unaudited)

                                              Six Months Ended
                                                  June 30,
                                             2001      2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                              $ 67,521   $ 58,157

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                       28,877     29,507
   Provision for rate refunds                           2,036     13,773
   Rate refunds paid                                   (6,762)        --
   Changes in components of working capital            (1,102)    (3,471)
   Other                                                 (694)      (703)

      Total adjustments                                22,355     39,106

   Net cash provided by operating activities           89,876     97,263

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property, plant
   and equipment                                      (15,637)    (3,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to Partners                            (69,870)   (64,322)
 Issuance of long-term debt                            40,000     15,000
 Retirement of long-term debt                         (35,000)   (25,000)
 Decrease in bank overdraft                           (22,437)        --
 Long-term debt financing costs                            --       (241)

   Net cash used in financing activities              (87,307)   (74,563)

NET CHANGE IN CASH AND CASH EQUIVALENTS               (13,068)    18,931

Cash and cash equivalents-beginning of period          29,046     17,310

Cash and cash equivalents-end of period              $ 15,978   $ 36,241



Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)              $ 30,151   $ 32,419

Changes in components of working capital:
   Accounts receivable                               $  5,873   $ (4,546)
   Materials and supplies                                 352     (1,493)
   Under recovered cost of service                         --      3,742
   Accounts payable                                      (734)      (622)
   Accrued taxes other than income                     (5,607)    (1,158)
   Accrued interest                                      (986)       606

    Total                                            $ (1,102)  $ (3,471)

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

               PART I. FINANCIAL INFORMATION (Continued)

               ITEM 1. FINANCIAL STATEMENTS (Continued)

                   NORTHERN BORDER PIPELINE COMPANY
               STATEMENT OF CHANGES IN PARTNERS' EQUITY
                            (In Thousands)
                              (Unaudited)

                                     TC           Northern
                                  PipeLines        Border      Accumulated
                                 Intermediate   Intermediate       Other
                                   Limited         Limited     Comprehensive    Total
                                 Partnership    Partnership        Income       Equity

  Balance at December 31, 2000    $248,098        $578,897        $    --      $826,995

  Net income to partners            20,256          47,265             --        67,521

  Transition adjustment from
    adoption of SFAS No. 133            --              --         10,347        10,347

  Change associated with current
    period hedging transactions         --              --          7,606         7,606

  Distributions to partners        (20,961)        (48,909)            --       (69,870)

  Balance at June 30, 2001        $247,393        $577,253        $17,953      $842,599


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

2. RATES AND REGULATORY ISSUES

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

   In September 2000, Northern Border Pipeline filed a stipulation and agreement with the FERC that documented the proposed settlement of its pending rate case. The settlement was approved by the FERC in December 2000. Under the approved settlement, effective December 1, 1999, shippers pay stated transportation rates based on a straight-fixed variable rate design. From December 1, 1999, through and including December 31, 2000, the rates were based upon an annual revenue level of $307 million. Beginning January 1, 2001, the rates are based upon an annual revenue level of $305 million.

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

Certificate Application

   On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate the proposed expansion and extension of its pipeline system into Indiana ("Project 2000"). The FERC approved Northern Border Pipeline's request for rolled-in rate treatment based upon the proposed project costs. The project has a targeted in-service date of November 2001. The capital expenditures for the project are budgeted to be approximately $94 million, of which $23.5 million had been incurred through June 30, 2001.

3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

   In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS")
No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Northern Border Pipeline adopted SFAS No. 133 beginning January 1, 2001.

   As a result of the adoption of SFAS No. 133, Northern Border Pipeline reclassified approximately $11.1 million from long-term debt to accumulated other comprehensive income related to unamortized proceeds from the termination of interest rate swap agreements. Also upon adoption of SFAS No. 133, Northern Border Pipeline recorded a non-cash loss in accumulated other comprehensive income of approximately $0.8 million, related to its outstanding interest rate swap agreement with a notional amount of $40.0 million.

   During the three months and six months ended June 30, 2001, Northern Border Pipeline amortized approximately $0.3 million and $0.6 million, respectively, related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income. Northern Border Pipeline expects to amortize comparable amounts in each of the remaining quarters of 2001.

   In March 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $200 million related to the planned issuance of 10-year and 30-year fixed rate debt. The swap instruments may be settled any time prior to their expiration date on October 1, 2001. The swaps have been designated as cash flow hedges as they were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the anticipated issuance date of the fixed rate debt. At June 30, 2001, Northern Border Pipeline recognized a non-cash gain in accumulated other comprehensive income of approximately $8.0 million, with a corresponding amount reflected in other assets on the accompanying balance sheet.

4. SUBSEQUENT EVENT

   Northern Border Pipeline makes distributions to its general partners approximately one month following the end of the quarter. The distribution computed for the second quarter of 2001 of approximately $34.9 million was paid August 2, 2001.

5. NEW ACCOUNTING PRONOUNCEMENT

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations."
SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Northern Border Pipeline is in the process of evaluating the application of this pronouncement.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                NORTHERN BORDER PIPELINE COMPANY


Results of Operations

   Northern Border Pipeline's revenue is derived from agreements with its shippers for the transportation of natural gas. It transports gas under a Federal Energy Regulatory Commission ("FERC") regulated tariff. Northern Border Pipeline had used a cost of service form of tariff since its inception but agreed to convert to a stated rate form of tariff as part of the settlement of its rate case discussed below.

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

   Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of return. In September 2000, Northern Border Pipeline filed a stipulation and agreement with the FERC that documented the proposed settlement of its pending rate case. The settlement was approved by the FERC in December 2000. Under the approved settlement, effective December 1, 1999, shippers began paying stated transportation rates based on a straight-fixed variable rate design. Under the straight-fixed variable rate design, approximately 98% of the agreed upon revenue level is attributed to demand charges, based upon contracted firm capacity, and the remaining 2% is attributed to commodity charges, based on the volumes of gas actually transported on the system.

   As of December 31, 2000, the termination dates of the shippers' contracts ranged from October 31, 2001 to December 21, 2013 and the weighted average contract life was approximately six years with just under 99% of capacity contracted through mid-September 2003. Contracts for approximately 44% of the capacity will expire between mid-September 2003 and the end of October 2005.

Second Quarter 2001 Compared With Second Quarter 2000

   Operating revenues, net decreased $0.4 million for the second quarter of 2001, as compared to the same period in 2000.
Northern Border Pipeline's net operating revenues reflect the rate case settlement discussed above.

  Operations and maintenance expense decreased $1.9 million (17%) for the second quarter of 2001, as compared to the same period in 2000. Operations and maintenance expense in 2000 included expenses incurred in connection with Northern Border Pipeline's rate case discussed above.

   Interest expense decreased $2.7 million (16%) for the second quarter of 2001, as compared to the same period in 2000, due primarily to a decrease in Northern Border Pipeline's average interest rate between 2000 and 2001 as well as a decrease in average debt outstanding.

   Other income (expense) decreased $2.8 million for the second quarter of 2001, as compared to the same period in 2000. Other income (expense) for the second quarter of 2001 includes a charge of approximately $1.7 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system. In the second quarter of 2000, Northern Border Pipeline had recorded approximately $1.2 million of income from the purchase of excess capacity by the telecommunications company.

Six Months June 30, 2001 Compared With
Six Months Ended June 30, 2000

   Operating revenues, net increased $0.4 million for the first half of 2001, as compared to the same period in 2000. Northern
Border Pipeline's net operating revenues reflect the rate case settlement discussed above.

  Operations and maintenance expense decreased $2.4 million (12%) for the first half of 2001, as compared to the same period in 2000. Operations and maintenance expense in 2000 included expenses incurred in connection with Northern Border Pipeline's rate case discussed above.

   Taxes other than income decreased $4.6 million (30%) for the first half of 2001, as compared to the same period in 2000, due primarily to adjustments to previous estimates of ad valorem taxes.

   Interest expense decreased $3.9 million (12%) for the first half of 2001, as compared to the same period in 2000, due primarily to a decrease in Northern Border Pipeline's average interest rate between 2000 and 2001 as well as a decrease in average debt outstanding.

   Other income (expense) decreased $2.6 million for the first half of 2001, as compared to the same period in 2000. Other income (expense) for the first half of 2001 includes a charge of approximately $1.7 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system. In the first half of 2000, Northern Border Pipeline had recorded approximately $1.2 million of income from the purchase of excess capacity by the telecommunications company.

Liquidity and Capital Resources

General

   Northern Border Pipeline had previously entered into a 1997 credit agreement ("Pipeline Credit Agreement") with certain financial institutions, which is comprised of a $200 million five-year revolving credit facility and a $389 million term loan, both maturing in June 2002. At June 30, 2001, $85 million was outstanding under the five-year revolving credit facility. Northern Border Pipeline intends to refinance a portion of the Pipeline Credit Agreement in the third quarter of 2001 and refinance any remaining amounts outstanding by the first quarter of 2002.

   At June 30, 2001, Northern Border Pipeline also had outstanding $184 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million were repaid in August 2000. The Series B Notes with a principal amount of $41 million mature in August 2001. Northern Border Pipeline anticipates borrowing on the Pipeline Credit Agreement to repay the Series B Notes.

   In March 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $200 million related to a planned issuance of 10-year and 30-year fixed rate debt. The swap instruments may be settled any time prior to their expiration date on October 1, 2001. The proceeds from the issuance of the fixed rate debt will be used to repay outstanding indebtedness.

   Short-term liquidity needs will be met by internal sources and through the revolving credit facility discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness.

Cash Flows From Operating Activities

   Cash flows provided by operating activities decreased $7.4 million to $89.9 million for the first half of 2001, as compared to the same period in 2000. During 2001, Northern Border Pipeline realized net cash outflows of approximately $4.7 million related to its rate case. During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

Cash Flows From Investing Activities

   Capital expenditures of $15.6 million for the first half of 2001 included $12.4 million for Project 2000 (see Note 2 - Notes to Financial Statements). For the comparable period in 2000, capital expenditures were $3.8 million and included $2.3 million for Project 2000. The remaining capital expenditures for 2001 and 2000 were primarily related to renewal and replacement of existing facilities.

   Total capital expenditures for 2001 are estimated to be $76 million, including $61 million for Project 2000. The remaining capital expenditures planned for 2001 are for renewal and replacement of existing facilities. Northern Border Pipeline currently anticipates funding its 2001 capital expenditures primarily by debt borrowings and using internal sources.

Cash Flows From Financing Activities

   Cash flows used in financing activities increased $12.7 million to $87.3 million for the first half of 2001 as compared to the same period in 2000. For the first half of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million. At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to rate case refund checks outstanding. Distributions to partners increased $5.5 million to $69.9 million for the first half of 2001, as compared to the same period in 2000, primarily due to an increase in net income. During the first half of 2001, Northern Border Pipeline had net borrowings under the Pipeline Credit Agreement of $5.0 million as compared to net repayments in 2000 of $10.0 million.

New Accounting Pronouncement

   In July 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 143,
"Accounting for Asset Retirement Obligations."  See Note 5 -
Notes to Financial Statements.

Information Regarding Forward Looking Statements

   The statements in this Quarterly Report that are not historical information are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Financial Statements" regarding Northern Border Pipeline's efforts to pursue opportunities to further increase its capacity and Northern Border Pipeline's plans to issue debt. Although Northern Border Pipeline believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include industry results, future demand for natural gas, availability of supplies of Canadian natural gas, political and regulatory developments that impact FERC proceedings involving Northern Border Pipeline, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, and conditions of the capital markets and equity markets.


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

                   PART II. OTHER INFORMATION

                NORTHERN BORDER PIPELINE COMPANY


ITEM 1. Legal Proceedings

   On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation filed a lawsuit in Tribal Court against Northern Border Pipeline Company to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Reservation. Based on recent decisions by the federal courts and other defenses, Northern Border Pipeline believes that the Tribes do not have the authority to impose the tax and that the lawsuit will not have a material adverse impact on Northern Border Pipeline.

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

   	  *10.40 Employment Agreement between Northern Plains Natural
			 Gas Company and William R. Cordes effective June 1, 2001
			(Exhibit 10.27 to Northern Border Partners, L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

	*Indicates exhibit incorporated by reference as indicated.

(b)   Reports on Form 8-K.

   None.

                           SIGNATURES




   Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NORTHERN BORDER PIPELINE COMPANY
                              (A Texas General Partnership)

Date:  August 14, 2001        By:  JERRY L. PETERS
                                   Jerry L. Peters
                                   Vice President, Finance and
                                    Treasurer