Form 10-Q
period 2001-09-30
NORTHERN BORDER PIPELINE CO
filed 2001-11-14
CIK 1095355

UNITED STATES SECURITIES AND EXCHANGE
			      COMMISSION
			WASHINGTON, D.C. 20549
			       FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001




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


			       1 of 17

		   NORTHERN BORDER PIPELINE COMPANY

			   TABLE OF CONTENTS


							    Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Statement of Income -
	  Three Months Ended September 30, 2001 and 2000
	  and Nine Months Ended September 30, 2001 and 2000 3 Statement of Comprehensive Income -
	  Three Months Ended September 30, 2001 and 2000
	  and Nine Months Ended September 30, 2001 and 2000 3 Balance Sheet - September 30, 2001
	  and December 31, 2000                                 4
       Statement of Cash Flows -
	  Nine Months Ended September 30, 2001 and 2000         5
       Statement of Changes in Partners' Capital -
	  Nine Months Ended September 30, 2001                  6
       Notes to Financial Statements                            7

   ITEM 2.  Management's Discussion and Analysis of
	     Financial Condition and Results of Operations     10

   ITEM 3.  Quantitative and Qualitative Disclosures About
	     Market Risk                                       15

PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  16

   ITEM 6.  Exhibits and Reports on Form 8-K                   16

		     PART I. FINANCIAL INFORMATION

		     ITEM 1. FINANCIAL STATEMENTS

		   NORTHERN BORDER PIPELINE COMPANY
			  STATEMENT OF INCOME
			    (In Thousands)
			      (Unaudited)

				  Three Months Ended   Nine Months Ended
				     September 30,        September 30,
				    2001      2000       2001       2000

OPERATING REVENUES
 Operating revenues               $77,932   $81,446    $233,979   $248,543
 Provision for rate refunds            --    (3,205)     (2,057)   (16,715)

   Operating revenues, net         77,932    78,241     231,922    231,828

OPERATING EXPENSES
 Operations and maintenance         7,182    10,039      24,720     29,948
 Depreciation and amortization     14,234    14,248      42,927     43,623
 Taxes other than income            8,433     6,370      19,168     21,740

   Operating expenses              29,849    30,657      86,815     95,311

OPERATING INCOME                   48,083    47,584     145,107    136,517

INTEREST EXPENSE, NET              12,699    16,394      41,470     49,052

OTHER INCOME (EXPENSE)                153     3,103        (579)     4,985

NET INCOME TO PARTNERS            $35,537   $34,293    $103,058   $ 92,450


		   NORTHERN BORDER PIPELINE COMPANY
		   STATEMENT OF COMPREHENSIVE INCOME
			    (In Thousands)
			      (Unaudited)

				  Three Months Ended   Nine Months Ended
				     September 30,        September 30,
				    2001      2000       2001       2000

Net income to partners            $35,537   $34,293    $103,058   $92,450
Other comprehensive income:
 Transition adjustment from
   adoption of SFAS No. 133            --        --      10,347        --
 Change associated with current
   period hedging transactions    (12,045)       --      (4,439)       --

Total comprehensive income        $23,492   $34,293    $108,966   $92,450


    The accompanying notes are an integral part of these financial
			      statements.

	       PART I. FINANCIAL INFORMATION (Continued)

	       ITEM 1. FINANCIAL STATEMENTS (Continued)

		   NORTHERN BORDER PIPELINE COMPANY
			     BALANCE SHEET
			    (In Thousands)
			      (Unaudited)

					   September 30,   December 31,
ASSETS                                          2001           2000

CURRENT ASSETS
 Cash and cash equivalents                  $   12,188      $   29,046
 Accounts receivable                            28,091          33,136
 Materials and supplies, at cost                 7,214           4,957

   Total current assets                         47,493          67,139

NATURAL GAS TRANSMISSION PLANT
 Property, plant and equipment               2,429,677       2,378,892
 Less: Accumulated provision for
   depreciation and amortization               733,182         691,900

   Property, plant and equipment, net        1,696,495       1,686,992

OTHER ASSETS                                    15,522          14,374

   Total assets                             $1,759,510      $1,768,505


LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt       $  367,000      $   41,000
 Accounts payable                                9,299          26,087
 Accrued taxes other than income                27,625          28,137
 Accrued interest                                5,226          14,401
 Accumulated provision for rate refunds             --           4,726

   Total current liabilities                   409,150         114,351

LONG-TERM DEBT, NET OF CURRENT MATURITIES      513,634         822,267

RESERVES AND DEFERRED CREDITS                    5,560           4,892

PARTNERS' EQUITY
 Partners' capital                             825,258         826,995
 Accumulated other comprehensive income          5,908              --

   Total partners' equity                      831,166         826,995

   Total liabilities and partners' equity   $1,759,510      $1,768,505


   The accompanying notes are an integral part of these financial
			      statements.

	       PART I. FINANCIAL INFORMATION (Continued)

	       ITEM 1. FINANCIAL STATEMENTS (Continued)

		   NORTHERN BORDER PIPELINE COMPANY
			STATEMENT OF CASH FLOWS
			    (In Thousands)
			      (Unaudited)

						   Nine Months Ended
						      September 30,
						     2001       2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income to partners                            $103,058   $ 92,450

 Adjustments to reconcile net income to partners
  to net cash provided by operating activities:
   Depreciation and amortization                     43,201     43,827
   Provision for rate refunds                         2,036     17,343
   Rate refunds paid                                 (6,762)        --
   Changes in components of working capital          (1,420)    (3,597)
   Other                                               (794)    (4,873)

      Total adjustments                              36,261     52,700

   Net cash provided by operating activities        139,319    145,150

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property, plant
   and equipment                                    (51,087)    (7,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to Partners                         (104,795)   (98,166)
 Issuance of long-term debt                         365,400     75,000
 Retirement of long-term debt                      (337,000)   (96,000)
 Decrease in bank overdraft                         (22,437)        --
 Termination of derivatives                          (4,070)        --
 Long-term debt financing costs                      (2,188)      (241)

   Net cash used in financing activities           (105,090)  (119,407)

NET CHANGE IN CASH AND CASH EQUIVALENTS             (16,858)    18,587

Cash and cash equivalents-beginning of period        29,046     17,310

Cash and cash equivalents-end of period            $ 12,188   $ 35,897



Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest (net of amount capitalized)            $ 51,221   $ 59,358

Changes in components of working capital:
   Accounts receivable                             $  5,045   $ (4,243)
   Materials and supplies                            (2,257)    (1,974)
   Under recovered cost of service                       --      8,410
   Accounts payable                                   5,479      1,543
   Accrued taxes other than income                     (512)     2,414
   Accrued interest                                  (9,175)    (9,747)

    Total                                          $ (1,420)  $ (3,597)

    The accompanying notes are an integral part of these financial
			      statements.

	       PART I. FINANCIAL INFORMATION (Continued)

	       ITEM 1. FINANCIAL STATEMENTS (Continued)

		   NORTHERN BORDER PIPELINE COMPANY
	       STATEMENT OF CHANGES IN PARTNERS' EQUITY
			    (In Thousands)
			      (Unaudited)

					 TC          Northern
				      PipeLines       Border       Accumulated
				    Intermediate   Intermediate       Other
				       Limited        Limited     Comprehensive    Total
				     Partnership    Partnership       Income       Equity

  Balance at December 31, 2000        $248,098       $578,897        $    --      $826,995

  Net income to partners                30,917         72,141             --       103,058

  Transition adjustment from
    adoption of SFAS No. 133                --             --         10,347        10,347

  Change associated with current
    period hedging transactions             --             --         (4,439)       (4,439)

  Distributions to partners            (31,439)       (73,356)            --      (104,795)

  Balance at September 30, 2001       $247,576       $577,682        $ 5,908      $831,166


     The accompanying notes are an integral part of this financial
			      statement.

		NORTHERN BORDER PIPELINE COMPANY
		  NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The financial statements included herein have been prepared by Northern Border Pipeline Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, Northern Border Pipeline believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Certificate Application

   On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate an expansion and extension of its pipeline system into Indiana ("Project 2000"). The facilities for Project 2000 were placed into service on October 1, 2001, which was one month earlier than its targeted in-service date. The capital expenditures for the project are expected to be approximately $70 million, of which $57.9 million had been incurred through September 30, 2001.

3. LONG-TERM DEBT

   In September 2001, Northern Border Pipeline completed a private offering of $250 million of 7.50% Senior Notes due 2021 ("2001 Pipeline Senior Notes"). Northern Border Pipeline also entered into a registration rights agreement with the initial purchasers in the private offering in which Northern Border Pipeline agreed, among other things, to use its reasonable best efforts to exchange the 2001 Pipeline Senior Notes for notes registered under the Securities Act of 1933 with substantially identical terms. The indenture under which the 2001 Pipeline Senior Notes were issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2001 Pipeline Senior Notes were used to reduce indebtedness outstanding.

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

   In March 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $200 million related to the planned issuance of 10-year and 30-year fixed rate debt. Upon issuance of the 2001 Pipeline Senior Notes in September 2001, Northern Border Pipeline paid approximately $4.1 million to terminate the swaps, which was recorded in accumulated other comprehensive income. The swaps were designated as cash flow hedges as they were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance of the 2001 Pipeline Senior Notes.

   During the three months and nine months ended September 30, 2001, Northern Border Pipeline amortized approximately $0.3 million and $1.0 million, respectively, related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income. Northern Border Pipeline expects to amortize approximately $0.3 million in the fourth quarter of 2001.

4. SUBSEQUENT EVENT

   Northern Border Pipeline makes distributions to its general partners approximately one month following the end of the quarter. The distribution computed for the third quarter of 2001 of approximately $38.2 million was paid November 2, 2001.

5. NEW ACCOUNTING PRONOUNCEMENT

   In the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

   SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30. This standard is effective for fiscal years beginning after December 15, 2001. Northern Border Pipeline is in the process of evaluating the application of these pronouncements.

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

Third Quarter 2001 Compared With Third Quarter 2000

   Operating revenues, net decreased $0.3 million for the third quarter of 2001, as compared to the same period in 2000.
Northern Border Pipeline's net operating revenues reflect the rate case settlement discussed above.

  Operations and maintenance expense decreased $2.9 million (28%) for the third quarter of 2001, as compared to the same period in 2000, due primarily to a decrease in Northern Border Pipeline's regulatory commission expense and decreased costs to operate its two electric-powered compressor units.

   Taxes other than income increased $2.1 million (32%) for the third quarter of 2001, as compared to the same period in 2000, due primarily to adjustments to previous estimates of ad valorem taxes for increases in property valuations.

   Interest expense decreased $3.7 million (23%) for the third quarter of 2001, as compared to the same period in 2000, due primarily to a decrease in Northern Border Pipeline's average interest rate between 2000 and 2001.

   Other income (expense) decreased $3.0 million for the third quarter of 2001, as compared to the same period in 2000. Other income (expense) for the third quarter of 2000 included $2.7 million of income due to a reduction in reserves previously established for regulatory issues.

Nine Months September 30, 2001 Compared With Nine Months Ended
September 30, 2000

   Operating revenues, net increased $0.1 million for the first nine months of 2001, as compared to the same period in 2000.
Northern Border Pipeline's net operating revenues reflect the rate case settlement discussed above.

  Operations and maintenance expense decreased $5.2 million (17%) for the first nine months of 2001, as compared to the same period in 2000, due primarily to a decrease in Northern Border Pipeline's regulatory commission expense, decreased costs to operate its two electric-powered compressor units and decreased administrative expenses for the pipeline.

  Taxes other than income decreased $2.6 million (12%) for the first nine months of 2001, as compared to the same period in 2000, due primarily to adjustments to previous estimates of ad valorem taxes.

   Interest expense decreased $7.6 million (15%) for the first nine months of 2001, as compared to the same period in 2000, due primarily to a decrease in Northern Border Pipeline's average interest rate between 2000 and 2001 as well as a decrease in average debt outstanding.

   Other income (expense) decreased $5.6 million for the first nine months of 2001, as compared to the same period in 2000. Other income (expense) for the first nine months of 2001 includes a charge of approximately $1.7 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system. In the first nine months of 2000, Northern Border Pipeline had recorded approximately $1.4 million of income from the purchase of excess capacity by the telecommunications company. Other income (expense) for the first nine months of 2000 also included $2.7 million of income due to a reduction in reserves previously established for regulatory issues.

Liquidity and Capital Resources

General

   Northern Border Pipeline had previously entered into a 1997 credit agreement ("Pipeline Credit Agreement") with certain financial institutions, which is comprised of a $100 million five-year revolving credit facility and a $289 million term loan, both maturing in June 2002. At September 30, 2001, no amounts were outstanding under the five-year revolving credit facility. Northern Border Pipeline anticipates refinancing the Pipeline Credit Agreement in the first quarter of 2002.

   At September 30, 2001, Northern Border Pipeline also had outstanding $143 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million and Series B Notes with a principal amount of $41 million were repaid in August 2000 and August 2001, respectively. The Series C Notes with a principal amount of $78 million mature in August 2002.

   In September 2001, Northern Border Pipeline completed a private offering of $250 million of 7.50% Senior Notes due 2021 ("2001 Pipeline Senior Notes"). Northern Border Pipeline also entered into a registration rights agreement with the initial purchasers in the private offering in which Northern Border Pipeline agreed, among other things, to use its reasonable best efforts to exchange the 2001 Pipeline Senior Notes for notes registered under the Securities Act of 1933 with substantially identical terms. The indenture under which the 2001 Pipeline Senior Notes were issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2001 Pipeline Senior Notes were used to reduce indebtedness outstanding under the Pipeline Credit Agreement.

   Short-term liquidity needs will be met by internal sources and through the revolving credit facility discussed above. Long-term capital needs may be met through the ability to issue long-term indebtedness.

Cash Flows From Operating Activities

   Cash flows provided by operating activities decreased $5.8 million to $139.3 million for the first nine months of 2001, as compared to the same period in 2000. During 2001, Northern Border Pipeline realized net cash outflows of approximately $4.7 million related to its rate case. During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

Cash Flows From Investing Activities

   Capital expenditures of $51.1 million for the first nine months of 2001 included $46.3 million for Project 2000 (see Note 2 - Notes to Financial Statements). For the comparable period in 2000, capital expenditures were $7.2 million and included $3.3 million for Project 2000. The remaining capital expenditures for 2001 and 2000 were primarily related to renewal and replacement of existing facilities.

   Total capital expenditures for 2001 are estimated to be $63 million, including $54 million for Project 2000. The remaining capital expenditures planned for 2001 are for renewal and replacement of existing facilities. Northern Border Pipeline currently anticipates funding its future 2001 capital expenditures primarily by using internal sources and borrowing on the Pipeline Credit Agreement.

Cash Flows From Financing Activities

   Cash flows used in financing activities decreased $14.3 million to $105.1 million for the first nine months of 2001 as compared to the same period in 2000. Distributions to partners increased $6.6 million to $104.8 million for the first nine months of 2001, as compared to the same period in 2000, primarily due to an increase in net income. The net proceeds from the issuance of the 2001 Pipeline Senior Notes totaled approximately $247.2 million and were used for repayment of amounts borrowed under the Pipeline Credit Agreement. In August 2001 and August 2000, Northern Border Pipeline repaid its Series B and A Notes of $41 million and $66 million, respectively, primarily by borrowing under the Pipeline Credit Agreement. During the first nine months of 2001, Northern Border Pipeline had net repayments under the Pipeline Credit Agreement of $180.0 million as compared to net borrowings in 2000 of $45.0 million. For the first nine months of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million. At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to rate case refund checks outstanding. In September 2001, Northern Border Pipeline paid approximately $4.1 million to terminate interest rate swap agreements (see Note 4 - Notes to Financial Statements).

New Accounting Pronouncement

   In the third quarter of 2001, the Financial Accounting
Standards Board issued Statement of Financial Accounting
Standards ("SFAS") No. 143, "Accounting for Asset Retirement
Obligations" and SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets."  See Note 5 - Notes to Financial
Statements.

Relationships with Enron and Recent Developments Involving Enron

	There have been several recent developments involving Enron that could have an impact on Northern Border Pipeline. The trading prices for Enron's common stock have experienced substantial declines during 2001, and multiple class action lawsuits have been filed against Enron alleging violations of securities laws. On October 16, 2001, Enron announced a loss for the quarter ended September 30, 2001 due in part to the early termination of certain structured finance arrangements with a related entity. In connection with the early termination, Enron's shareholders' equity was reduced by approximately $1.2 billion. Enron also announced the commencement of an investigation by the SEC with respect to the related party transactions, and appointed a special committee of directors to examine and take appropriate action with respect to such transactions.

	On November 8, 2001, Enron filed with the SEC a current report on Form 8-K that reported that Enron will restate its financial statements for 1997 through 2000 and for the first two quarters of 2001. Enron's filing indicated that the restatements would have no material impact on its shareholders' equity at September 30, 2001. On November 9, 2001, Enron announced that it had entered into a merger agreement with Dynegy Inc. ("Dynegy"), a Houston-based energy trading and power company. Enron stated that, upon consummation of the proposed merger, its shareholders will receive shares in a combined company to be called Dynegy Inc. The announcement stated that Dynegy will make an immediate equity infusion into Enron in the amount of $1.5 billion.

   Some of the recent events have resulted in the downgrading of the obligations of Enron and certain of its subsidiaries by credit rating agencies. For example, Moody's Investors Service downgraded the senior unsecured debt ratings of Enron to Baa3 and Standard & Poor's lowered its long-term corporate credit rating on Enron to BBB-. Northern Border Pipeline notes that Enron's senior debt continues to be rated investment grade by the major rating agencies.

	Northern Border Pipeline has a number of relationships with Enron and its subsidiaries. Through Enron's ownership of two of the general partners of Northern Border Intermediate Limited Partnership, which holds a 70% general partner interest in Northern Border Pipeline, Enron is able to elect members with a majority of the voting power on Northern Border Pipeline's management committee. Northern Plains Natural Gas Company, a wholly-owned subsidiary of Enron, provides operating and administrative services for Northern Border Pipeline. Certain of the services are provided through subsidiaries of Enron. Enron North America Corp. ("ENA"), a wholly-owned subsidiary of Enron, is one of Northern Border Pipeline's firm shippers and is obligated as of September 30, 2001, to pay for 6.3% of Northern Border Pipeline's capacity, consisting of (i) approximately 2.4% of Northern Border Pipeline's capacity, equating to approximately $8 million in annual revenues, representing firm demand contracts, and (ii) approximately 3.9% of Northern Border Pipeline's capacity, equating to approximately $12 million in annual revenues, representing temporary capacity releases from other shippers who would be responsible for payment in the event of a default in payment by ENA. Northern Border Pipeline could be adversely affected if Enron or any of its subsidiaries were to fail to perform its contractual obligations under contracts with Northern Border Pipeline.

	Northern Border Pipeline plans to continue to assess the impact of developments involving Enron on its existing agreements and relationships with Enron and its subsidiaries.

Information Regarding Forward Looking Statements

   The statements in this Quarterly Report that are not historical information are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Financial Statements" regarding Northern Border Pipeline's plans to issue debt. Although Northern Border Pipeline believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include industry results, future demand for natural gas, availability of supplies of Canadian natural gas, political and regulatory developments that impact FERC proceedings involving Northern Border Pipeline, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, and conditions of the capital markets and equity markets.

	   PART I. FINANCIAL INFORMATION - (Concluded)

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
			      RISK

		NORTHERN BORDER PIPELINE COMPANY


   Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swap agreements to increase the portion of its fixed rate debt. As of September 30, 2001, approximately 72% of Northern Border Pipeline's debt portfolio, after considering the effect of interest rate swap agreements, is in fixed rate debt.

   If average interest rates change by one percentage point compared to rates in effect as of September 30, 2001, annual interest expense would change by approximately $2.5 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of September 30, 2001.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

  * 4.2 Indenture, dated September 17, 2001, between Northern Border Pipeline and Bank One Trust Company, N.A. (Exhibit 4.2 to Northern Border Pipeline Company's Registration Statement on Form S-4, Registration
	 No. 333-73282 ("Form S-4").

  * 4.3 Registration Rights Agreement, dated September 17, 2001, among Northern Border Pipeline Company, Banc of America Securities LLC, Banc One Capital Markets, Inc. and BMO Nesbitt Burns Corp., as initial purchasers (Exhibit 4.3 to Northern Border Pipeline Company's Registration Statement on Form S-4).

  *10.36 First Amendment to Employment Agreement between Northern
	 Plains Natural Gas Company and William R. Cordes effective as of September 25, 2001 (Exhibit 10.36 to Northern Border Pipeline Company's Registration Statement on Form S-4).

  *10.37 Ninth Supplement Amending Northern Border Pipeline Company
	 General Partnership Agreement (Exhibit 10.37 to Northern Border Pipeline Company's Registration Statement on Form S-4).

  *10.38 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Enron
	 North America Corp., dated October 29, 2001 (Exhibit
	 10.38 to Northern Border Pipeline Company's
	 Registration Statement on Form S-4).

  *99.1  Northern Border Phantom Unit Plan (Exhibit 99.1 to Northern
	   Border Partners, L.P.'s Registration Statement on Form S-8, Registration No. 333-66949 and Exhibit 99.1 to Northern
	 Border Partners, L.P.'s Registration Statement on Form S-8, Registration No. 333-72696).

  *Indicates exhibit incorporated by reference as indicated.

(b) Reports on Form 8-K.

    None.

			   SIGNATURES




   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


			      NORTHERN BORDER PIPELINE COMPANY
			      (A Texas General Partnership)

Date:  November 14, 2001      By:  JERRY L. PETERS
				   Jerry L. Peters
				   Vice President, Finance and
				    Treasurer