Form 10-K405
period 2001-12-31
NORTHERN BORDER PIPELINE CO
filed 2002-03-29
CIK 1095355

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2001 Commission file number: 333-88577

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

                               -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


Title of each class                         Name of each exchange on which registered
-------------------                         -----------------------------------------
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 1, 2002, was $0.

                        NORTHERN BORDER PIPELINE COMPANY
                                TABLE OF CONTENTS


                                                                     PAGE NO.
                                     PART I

Item 1.  Business                                                           1
Item 2.  Properties                                                         9
Item 3.  Legal Proceedings                                                  9
Item 4.  Submission of Matters to a Vote of Security Holders               10

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters                                              11
Item 6.  Selected Financial Data                                           12
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              13
Item 7a. Quantitative and Qualitative Disclosures About
          Market Risk                                                      22
Item 8.  Financial Statements and Supplementary Data                       23
Item 9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                              23

                                    PART III

Item 10. Partnership Management                                            24
Item 11. Executive Compensation                                            26
Item 12. Security Ownership of Certain Beneficial Owners
          and Management                                                   31
Item 13. Certain Relationships and Related Transactions                    31

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.                                             33

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Northern Border Pipeline Company is a general partnership formed in 1978. Our general partners are Northern Border Partners, L.P. and TC PipeLines, LP, both of which are publicly traded partnerships. Each of Northern Border Partners and TC PipeLines holds its interest in us, 70% and 30% of voting power, respectively, through a subsidiary limited partnership. The general partners of Northern Border Partners and its subsidiary limited partnership are Northern Plains Natural Gas Company and Pan Border Gas Company, both subsidiaries of Enron Corp., and Northwest Border Pipeline Company, a subsidiary of The Williams Companies, Inc. The general partner of TC PipeLines and its subsidiary limited partnership is TC PipeLines GP, Inc., a subsidiary of TransCanada PipeLines Limited.

         We own an interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to natural gas markets in the midwestern United States. This pipeline system connects with multiple pipelines that provide shippers with access to the various natural gas markets served by those pipelines. In the year ended December 31, 2001, we estimate that we transported approximately 20% of the total amount of natural gas imported from Canada to the United States. Over the same period, approximately 90% of the natural gas transported was produced in the western Canadian sedimentary basin located in the provinces of Alberta, British Columbia and Saskatchewan.

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

         Our management is overseen by a four-member management committee. Three representatives are designated by Northern Border Partners, with each of its general partners selecting one representative; and one representative is designated by TC PipeLines. Voting power on the management committee is allocated among Northern Border Partners' three representatives in proportion to their general partner interests in Northern Border Partners. As a result, the 70% voting power of Northern Border Partners' three representatives on the management committee is allocated as follows: 35% to the representative designated by Northern Plains, 22.75% to the representative designated by Pan Border and 12.25% to the representative designated by Northwest Border. Northern Plains and Pan Border are subsidiaries of Enron. Therefore, Enron controls 57.75% of the voting power of the management committee and has the right to select two of the members. On December 2, 2001, Enron filed a voluntary petition for Chapter 11 protection in bankruptcy court. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Enron's Chapter 11 Filing on Our Business" and Item 13. "Certain Relationships and Related Transactions."

         Our pipeline system is operated by Northern Plains pursuant to an operating agreement. As of December 31, 2001, Northern Plains employed approximately 215 individuals located at its headquarters in Omaha, Nebraska, and at various locations along the pipeline route. Northern Plains' employees are not represented by any labor union and are not covered by any collective bargaining agreements.

THE PIPELINE SYSTEM

         We own a 1,249-mile interstate pipeline system that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana to natural gas markets in the midwestern United States. Construction of the pipeline was initially completed in 1982. Our pipeline system was expanded and/or extended in 1991, 1992, 1998 and 2001. Our pipeline system connects directly and through multiple pipelines with various natural gas markets.

         Our pipeline system consists of 822 miles of 42-inch diameter pipe designed to transport 2,374 million cubic feet per day ("mmcfd") from the Canadian border to Ventura, Iowa; 30-inch diameter pipe and 36-inch diameter pipe, each approximately 147 miles in length, designed to transport 1,484 mmcfd in total from Ventura, Iowa to Harper, Iowa; 226 miles of 36-inch diameter pipe and 19 miles of 30-inch diameter pipe designed to transport 844 mmcfd from Harper, Iowa to Manhattan, Illinois (Chicago area); and 35 miles of 30-inch diameter pipe designed to transport 545 mmcfd from Manhattan, Illinois to a terminus near North Hayden, Indiana. Along the pipeline there are 16 compressor stations with total rated horsepower of 499,000 and measurement facilities to support the receipt and delivery of gas at various points. Other facilities include four field offices and a microwave communication system with 51 tower sites.

         On October 1, 2001, we completed construction and began operation of our Project 2000 facilities. Project 2000 gives shippers access to industrial natural gas consumers in northern Indiana through an interconnect with Northern Indiana Public Service Company, a major midwest local distribution company, at the terminus near North Hayden, Indiana and provides 545 mmcfd of transportation capacity. Project 2000 also expands our delivery capability into the Chicago area by approximately 30%. Capital expenditures for Project 2000 are approximately $63 million. Project 2000 facilities include approximately 35 miles of 30-inch pipeline, one 13,000 horsepower compressor station in Illinois, additional horsepower at two Iowa compressor stations and one meter station.

         Our pipeline system has pipeline access to natural gas reserves in the western Canadian sedimentary basin in the provinces of Alberta, British Columbia and Saskatchewan in Canada, as well as the Williston Basin in the United States. The pipeline system also has access to synthetic gas produced at the Dakota Gasification plant in North Dakota. At its northern end, the pipeline system's gas supplies are received through an interconnection with TransCanada's majority-owned

Foothills Pipe Lines (Sask.) Ltd. system in Canada, which is connected to TransCanada's Alberta system and the pipeline system owned by Transgas Limited in Saskatchewan. Our pipeline system also connects with facilities of Williston Basin Interstate Pipeline at Glen Ullin and Buford, North Dakota, facilities of Amerada Hess Corporation at Watford City, North Dakota and facilities of Dakota Gasification Company at Hebron, North Dakota in the northern portion of the pipeline system. For the year ended December 31, 2001, of the natural gas transported on our pipeline system, approximately 90% was produced in Canada, approximately 5% was produced by the Dakota Gasification plant and approximately 5% was produced in the Williston Basin.

INTERCONNECTS

         Our pipeline system connects with multiple pipelines that provide our shippers with access to the various natural gas markets served by those pipelines. The pipeline system interconnects with pipeline facilities of:

         o Northern Natural Gas Company, an Enron subsidiary until February 1, 2002, and now a subsidiary of Dynegy, Inc., at Ventura, Iowa as well as multiple smaller interconnections in South Dakota, Minnesota and Iowa;

         o        Natural Gas Pipeline Company of America at Harper, Iowa;

         o MidAmerican Energy Company at Iowa City and Davenport, Iowa and Cordova, Illinois;

         o        Alliant Power Company at Prophetstown, Illinois;

         o        Northern Illinois Gas Company at Troy Grove and Minooka,
                  Illinois;

         o Midwestern Gas Transmission Company, a wholly owned subsidiary of Northern Border Partners, near Channahon, Illinois;

         o        ANR Pipeline Company near Manhattan, Illinois;

         o        Vector Pipeline L.P. in Will County, Illinois;

         o        The Peoples Gas Light and Coke Company near Manhattan,
                  Illinois; and

         o Northern Indiana Public Service Company near North Hayden, Indiana at the terminus of the pipeline system.

         The Ventura, Iowa interconnect with Northern Natural Gas Company functions as a large market center, where natural gas transported on the pipeline system is sold, traded and received for transport to significant consuming markets in the Midwest and to interconnecting pipeline facilities destined for other markets.

SHIPPERS

         The pipeline system serves more than 50 firm transportation shippers with diverse operating and financial profiles. Based upon shippers' contractual obligations, as of December 31, 2001, 91% of the firm capacity is contracted by producers and marketers. The remaining firm capacity is contracted to local distribution companies (6%), interstate pipelines (2%) and end-users (1%). As of December 31, 2001, the termination dates of these contracts ranged from March 31, 2002 to December 21, 2013, and the weighted average contract life, based upon annual contractual obligations, was approximately five and one-half years with just under 99% of capacity contracted through mid-September 2003. Contracts for approximately 42% of the capacity will expire prior to November 2003. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook."

         Our mix and number of shippers may change throughout the year as a result of our shippers utilizing our capacity release provisions that allow them to release all or part of their capacity to other shippers, either permanently for the full term of their contract or temporarily. Under the terms of our tariff, a temporary capacity release does not relieve the original contract shipper from its payment obligations if the replacement shipper fails to pay for the capacity temporarily released to it. Shippers on the pipeline system temporarily released capacity during 2001 for varying periods of time. There were also permanent releases of capacity to other shippers for the full term of the contracts.

         As of December 31, 2001, the largest shipper, Mirant Americas Energy Marketing, LP, is obligated for approximately 33.7% of the contracted firm capacity. Of this amount, 24.4% of our contracted firm capacity was obtained under temporary releases from Pan-Alberta Gas (U.S.) ("Pan Alberta") for a term through October 31, 2002. Pan-Alberta's firm contracts expire October 31, 2003. Mirant Americas Energy Marketing, LP, manages the assets of Pan-Alberta Gas, Ltd., which include Pan-Alberta's contracts with Northern Border Pipeline.

         Some of our shippers are affiliated with our general partners. Enron North America Corp. ("ENA"), a subsidiary of Enron, which also has filed for bankruptcy protection, holds firm contracts representing 3.5% of capacity, a portion of which (1.1%) has been temporarily released to a third party until October 31, 2002. The third party that holds the 1.1% of capacity has filed a complaint with the FERC requesting, in effect, that its contract be deemed terminated as a consequence of ENA's filing for bankruptcy protection. We believe this shipper's contract will remain in effect until October 31, 2002. ENA's contractual obligations were supported by guarantees from Enron, which are subject to Enron's filing for bankruptcy protection. Transcontinental Gas Pipe Line Corporation, a subsidiary of Williams, holds a contract representing 0.7% of capacity. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Enron's Chapter 11 Filing On Our Business" and Item 13. "Certain Relationships and Related Transactions."

DEMAND FOR TRANSPORTATION CAPACITY

         Our long-term financial condition is dependent on the continued availability of economic western Canadian natural gas supplies for import into the United States. Natural gas reserves may require significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to pipelines that interconnect with the interstate pipelines' systems. Low prices for natural gas, regulatory limitations or the lack of available capital for these projects could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission of western Canadian natural gas supplies. Additional pipeline export capacity also could accelerate depletion of these reserves. Furthermore, the availability of export capacity could also affect the demand or value of the transport on us.

         Our business also depends on the level of demand for natural gas in the markets the pipeline system serves. The volumes of natural gas delivered to these markets from other sources affect the demand for both the natural gas supplies and the use of our pipeline system. Demand for natural gas to serve other markets also influences the ability and willingness of shippers to use our pipeline system to meet demand in the markets that we serve.

         A variety of factors could affect the demand for natural gas in the markets that we serve. These factors include:

      o  economic conditions;

      o  fuel conservation measures;

      o  alternative energy requirements and prices;

      o  climatic conditions;

      o  government regulation; and

      o  technological advances in fuel economy and energy generation devices.

         Interstate pipelines' primary exposure to market risk occurs at the time existing transportation contracts expire and are subject to renegotiation. A key determinant of the value that customers can realize from firm transportation on the pipeline is the basis differential or market price spread between two points on the pipeline. The difference in natural gas prices between the points along the pipeline where gas enters and where gas is delivered represents the gross margin that a customer can expect to achieve from holding transportation capacity at any point in time. This margin and its variability become important factors in determining the level of demand charges customers are willing to commit to when they renegotiate their transportation contracts. The basis differential between markets can be affected by trends in production, available capacity, storage inventories, weather, and general market demand in the respective areas.

         We cannot predict whether these or other factors will have an adverse effect on demand for use of our pipeline system or how significant that adverse effect could be.

INTERSTATE PIPELINE COMPETITION

         We compete with other pipeline companies that transport natural gas from the western Canadian sedimentary basin or that transport natural gas to end-use markets in the midwest. Our competitive position is affected by the availability of Canadian natural gas for export, the availability of other sources of natural gas and demand for natural gas in the United States. Demand for transportation services on our system is affected by natural gas prices, the relationship between export capacity from and production in the western Canadian sedimentary basin and natural gas shipped from producing areas in the United States. Shippers of natural gas produced in the western Canadian sedimentary basin also have other options to transport Canadian natural gas to the United States, including transportation on pipelines eastward in Canada or to markets on the West Coast.

         The Alliance Pipeline, which was placed in service in December 2000, competes directly with us in the transportation of natural gas from the western Canadian sedimentary basin to the Chicago area. Williams has a minority interest (14.6%) in Alliance Pipeline. Because it transports liquids-rich natural gas, the Alliance Pipeline has no interconnections with other pipelines upstream of the liquids extraction facilities, which are located near Chicago. This contrasts with our pipeline system, which serves various markets through interconnections with other pipelines along its route.

         The competitive impact of the Alliance Pipeline has been mitigated by the continuing development of additional capacity to ship natural gas from the Chicago area to other markets in the United States. Vector Pipeline L.P., which interconnects with the Alliance Pipeline and transports gas eastward to a terminus in eastern Canada, commenced operations in December 2000. Guardian Pipeline proposes to be in service in November 2002 and to interconnect with Northern Border Pipeline. Guardian Pipeline is targeting markets in northern Illinois and Wisconsin and could provide access to additional markets for our shippers.

         TransCanada and other unaffiliated companies own and operate pipeline systems that transport natural gas from the same natural gas reserves in western Canada that supply our shippers.

         Natural gas is produced in the United States and is also transported by competing pipeline systems to the same markets as those served by our pipeline system.

FERC REGULATION

         We are subject to extensive regulation by the FERC as a "natural gas company" under the Natural Gas Act. Under the Natural Gas Act and the Natural Gas Policy Act, the FERC has jurisdiction with respect to virtually all aspects of our business, including:

      o  transportation of natural gas;

      o  rates and charges;

      o  construction of new facilities;

      o  extension or abandonment of service and facilities;

      o  accounts and records;

      o  depreciation and amortization policies;

      o  the acquisition and disposition of facilities; and

      o  the initiation and discontinuation of services.

         Where required, we hold certificates of public convenience and necessity issued by the FERC covering the facilities, activities and services. Under Section 8 of the Natural Gas Act, the FERC has the power to prescribe the accounting treatment for items for regulatory purposes. Our books and records may be periodically audited under Section 8.

         The FERC regulates the rates and charges for transportation in interstate commerce. Natural gas companies may not charge rates exceeding rates judged just and reasonable by the FERC. Generally, rates are based on the cost of service including recovery of and a return on the pipeline's actual historical cost investment. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. Some types of rates may be discounted without further FERC authorization and rates may be negotiated subject to FERC approval. The rates and terms and conditions for our service are found in our FERC approved Gas Tariff.

         Under our tariff, we are allowed to charge for our services on the basis of stated transportation rates established in our 1999 rate case. We also may provide services under negotiated and discounted rates. Approximately 98% of the agreed upon cost of service or revenue level is attributed to demand charges. Firm shippers that contract for the stated transportation rate are obligated to pay a monthly demand charge, regardless of the amount of natural gas they actually transport, for the term of their contracts. The remaining 2% of the agreed upon revenue level is attributed to commodity charges based on the volumes of gas actually transported. Under the terms of settlement in our 1999 rate case, neither our existing shippers nor we can seek rate changes until November 1, 2005, at which time we must file a new rate case. Prior to the new rate case, we will not be permitted to increase rates if costs increase, nor will we be required to reduce rates based on cost savings. Our earnings and cash flow will depend on future costs, contracted capacity, the volumes of gas transported and our ability to recontract capacity at acceptable rates.

         Until new transportation rates are approved by FERC, we continue to depreciate our transmission plant at the FERC approved annual depreciation rate. Our annual depreciation rate on transmission plant in service is 2.25%. In order to avoid a decline in transportation rates set in future rate cases as a result of accumulated depreciation, we must maintain or increase our rate base by acquiring or constructing assets that replace or add to existing pipeline facilities or by adding new facilities.

         In our 1995 rate case, the FERC addressed the issue of whether the federal income tax allowance included in our proposed cost of service was reasonable in light of recent FERC rulings. In those rulings, the FERC held that an interstate pipeline is not entitled to a tax allowance for income attributable to limited partnership interests held by individuals. The settlement of our 1995 rate case provided that until at least December 2005, we could continue to calculate the allowance for income taxes in the manner we had historically used. In addition, a settlement adjustment mechanism of $31 million was implemented, which effectively reduces the return on rate base. These provisions of the 1995 rate case were maintained in the settlement of our 1999 rate case.

         We also provide interruptible transportation service. Interruptible transportation service is transportation in circumstances when capacity is available after satisfying firm service requests. The maximum rate that may be charged to interruptible shippers is calculated as the sum of the firm transportation maximum reservation charge and commodity rate. Under our tariff, we share net interruptible transportation service revenue and any new services revenue on an equal basis with our firm shippers through October 31, 2003. In addition, we are permitted to retain revenue from interruptible transportation service to offset any decontracted firm capacity.

         After October 31, 2003, all our revenues from interruptible and other new transportation service will no longer be subject to sharing and thus will be retained by us. During 2001, we filed and received approval to implement several new services. We intend to continue to develop other new services to meet customer needs and seek the FERC's authorization to implement such services. Revenues from these sources are expected to be minimal for the near term.

         We are subject to the requirements of FERC Order Nos. 497 and 566, which prohibit preferential treatment by interstate natural gas pipelines of their marketing affiliates and govern how information may be provided to those marketing affiliates. In September 2001, the FERC issued a Notice of Proposed Regulation proposing new standards of conduct that would apply uniformly to natural gas pipelines and transmitting public utilities. FERC is proposing one set of standards to govern relationships between regulated transmission providers and all energy affiliates. Should a final rule be issued in this proceeding, we may be subject to standards that could result in additional costs.

ENVIRONMENTAL AND SAFETY MATTERS

         Our operations are subject to federal, state and local laws and regulations relating to safety and the protection of the environment, which include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, Clean Air Act, as amended, the Clean Water Act, as amended, the Natural Gas Pipeline Safety Act of 1969, as amended, and the Pipeline Safety Act of 1992.

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

ITEM 2.   PROPERTIES

         We hold the right, title and interest in our pipeline system. With respect to real property, the pipeline system falls into two basic categories:
(a) parcels which are owned in fee, such as certain of the compressor stations, meter stations, pipeline field office sites, and microwave tower sites; and (b) parcels where the interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for the construction and operation of the pipeline system. The right to construct and operate the pipeline system across certain property was obtained through exercise of the power of eminent domain. We continue to have the power of eminent domain in each of the states in which we operate, although we may not have the power of eminent domain with respect to Native American tribal lands.

         Approximately 90 miles of our pipeline are located on fee, allotted and tribal lands within the exterior boundaries of the Fort Peck Indian Reservation in Montana. Tribal lands are lands owned in trust by the United States for the Fort Peck Tribes and allotted lands are lands owned in trust by the United States for an individual Indian or Indians. We do have the right of eminent domain with respect to allotted lands.

         In 1980, we entered into a pipeline right-of-way lease with the Fort Peck Tribal Executive Board, for and on behalf of the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation. This pipeline right-of-way lease, which was approved by the Department of the Interior in 1981, granted to us the right and privilege to construct and operate our pipeline on certain tribal lands. This pipeline right-of-way lease expires in 2011.

         In conjunction with obtaining a pipeline right-of-way lease across tribal lands located within the exterior boundaries of the Fort Peck Indian Reservation, we also obtained a right-of-way across allotted lands located within the reservation boundaries. Most of the allotted lands are subject to a perpetual easement either granted by the Bureau of Indian Affairs for and on behalf of individual Indian owners or obtained through condemnation. Several tracts are subject to a right-of-way grant that has a term of 15 years, expiring in 2015.

ITEM 3.   LEGAL PROCEEDINGS

         On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation filed a lawsuit in Tribal Court against us to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of our properties within the Fort Peck Reservation. Based on recent decisions by the federal courts and other defenses, we believe that the Tribes do not have authority to impose the tax and that the lawsuit will not have a material adverse impact on us.

         We are not currently parties to any other legal proceedings that, individually or in the aggregate, would reasonably be expected to have a material adverse impact on our results of operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during 2001.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The general partnership interests of Northern Border Pipeline Company are not traded in an established public market. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

         The payment of distributions to our general partners is restricted under the terms of the 1997 Pipeline Credit Agreement and the 1992 Senior Notes. See Note 5, "Credit Facilities and Long-Term Debt," in the Notes to Financial Statements referred to in Item 8. "Financial Statements and Supplementary Data." Under the most restrictive covenants, approximately $110 million of partners' capital could be distributed as of December 31, 2001.

ITEM 6.  SELECTED FINANCIAL DATA
(in thousands, except other financial and operating data)

         The following table sets forth, for the periods and at the dates indicated, selected historical financial data for us. The selected financial information should be read in conjunction with the Financial Statements and the Notes and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

                                                YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------------
                             2001           2000          1999          1998           1997
                          -----------    -----------   -----------   -----------    -----------
INCOME DATA:
Operating revenues, net   $   313,088    $   311,022   $   298,347   $   196,600    $   186,050
Operations and
   maintenance                 33,695         41,548        38,708        29,447         28,522
Depreciation and
   amortization                57,516         57,328        51,908        40,989         38,708
Taxes other than income        25,636         27,979        30,320        21,381         22,393
Regulatory credit                  --             --            --        (8,878)            --
                          -----------    -----------   -----------   -----------    -----------

   Operating income           196,241        184,167       177,411       113,661         96,427
Interest expense, net          55,351         65,161        60,214        25,541         29,360
Other income (expense)           (432)         8,058         1,363        12,111          5,705
                          -----------    -----------   -----------   -----------    -----------
Net income to partners    $   140,458    $   127,064   $   118,560   $   100,231    $    72,772
                          ===========    ===========   ===========   ===========    ===========


CASH FLOW DATA:
Net cash provided by
   operating activities   $   197,322    $   175,967   $   171,466   $   103,777    $   115,328
Capital expenditures           54,659         15,523       101,678       651,169        152,070
Distributions to
   partners                   143,032        134,904       127,163        61,205         99,322

BALANCE SHEET DATA
   (AT END OF PERIOD):
Property, plant
   and equipment, net     $ 1,685,665    $ 1,686,992   $ 1,731,394   $ 1,714,523    $ 1,100,890
Total assets                1,751,869      1,768,505     1,796,691     1,790,889      1,147,120
Long-term debt,
   including current
   maturities                 863,666        863,267       900,459       862,000        459,000
Partners' equity              833,594        826,995       834,835       843,438        581,412

OTHER FINANCIAL DATA:
Ratio of earnings to
   fixed charges (1)              3.5            2.9           3.0           3.2            3.2

OPERATING DATA:
Natural gas delivered
   (millions of cubic
    feet)                     820,851        852,674       834,833       608,187        621,262
Average throughput
   (millions of cubic
    feet per day)               2,312          2,400         2,353         1,706          1,735

----------

(1) "Earnings" means the sum of net income from continuing operations and fixed charges. "Fixed charges" means the sum of (a) interest expensed and capitalized; (b) amortized premiums, discounts and capitalized expenses related to indebtedness; and (c) an estimate of interest within rental expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Our discussion and analysis of our financial condition and operations are based on our Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. You should read the following discussion and analysis in conjunction with our Financial Statements included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Certain amounts included in or affecting our Financial Statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

         Our significant accounting policies are summarized in Note 2 - Notes to Financial Statements included elsewhere in this report. Certain of our accounting policies are of more significance in our financial statement preparation process than others. Our accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for nonregulated entities. Our long-lived assets are stated at original cost. We must use estimates in determining the economic useful lives of those assets. For utility property, no retirement gain or loss is included in income except in the case of extraordinary retirements or sales. The original cost of utility property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal. Finally, our accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which we adopted on January 1, 2001.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

         Our net income to partners increased $13.4 million (11%) for the year ended December 31, 2001, as compared to the same period in 2000. We benefited from reductions in interest rates, which reduced our interest expense for 2001 as compared to 2000. We were also able to control our operating costs resulting in reductions to operations and maintenance expenses.

         Operating revenues, net increased $2.1 million for the year ended December 31, 2001, as compared to the same period in 2000 primarily due to additional revenues associated with the completion of Project 2000 in October 2001. See Item 1. "Business - The Pipeline System."

      Operations and maintenance expense decreased $7.9 million (19%) for the year ended December 31, 2001, as compared to the same period in 2000, due primarily to a decrease in our regulatory commission expense, decreased costs to operate two of our electric-powered compressor units and decreased employee payroll, benefit and administrative expenses for the pipeline. Operations and maintenance expense for 2001 includes approximately $1.3 million of bad debt expense related to ENA. See "Impact of Enron's Chapter 11 Filing On Our Business" and Item 13. "Certain Relationships and Related Transactions."

         Taxes other than income decreased $2.3 million (8%) for the year ended December 31, 2001, as compared to the same period in 2000, due primarily to a decrease in use taxes paid to the state of Minnesota. We had been paying Minnesota a use tax based on the fuel used at our compressor stations located in the state. A recent ruling by the Minnesota Supreme Court directed that the compressor fuel used was exempt from this particular tax. We filed for a refund of amounts previously paid, which was received by us in March 2002.

         Interest expense, net decreased $9.8 million (15%) for the year end December 31, 2001, as compared to the same period in 2000, due primarily to a decrease in our average interest rate between 2000 and 2001 as well as a decrease in average debt outstanding.

         Other income (expense) decreased $8.5 million for the year ended December 31, 2001, as compared to the same period in 2000. Other income (expense) for 2001 includes a net charge of approximately $1.5 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on our communication system. In 2000, we had recorded approximately $1.7 million of income from the sale of excess capacity on our communication system. Other income (expense) for 2000 also included $5.6 million of income due to a reduction in reserves previously established for regulatory issues as the result of the settlement of our rate case.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

         Operating revenues, net for the year ended December 31, 2000 were $311.0 million as compared to $298.3 million for the same period in 1999, an increase of $12.7 million (4%). Our net operating revenues for 2000 reflect the significant terms of the rate case settlement discussed in Item 1. "Business - FERC Regulation." Operating revenues for 1999 were determined under Northern Border Pipeline's former cost of service tariff.

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

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF CERTAIN CONTRACTUAL OBLIGATIONS

                                                     Payments Due by Period
                                      -----------------------------------------------------
                                       Less Than                                   After
                            Total       1 Year       1-3 Years     4-5 Years      5 Years
                        -----------   -----------   -----------   -----------   -----------
                                                   (In Thousands)
1992 Series C and D
  Senior Notes          $   143,000   $    78,000   $    65,000   $        --   $        --
Senior Notes due 2009       200,000            --            --            --       200,000
Senior Notes due 2021       250,000            --            --            --       250,000
Credit Agreement            272,000       272,000            --            --            --
                        -----------   -----------   -----------   -----------   -----------

Total                   $   865,000   $   350,000   $    65,000   $        --   $   450,000
                        ===========   ===========   ===========   ===========   ===========

DEBT AND CREDIT FACILITIES

         In February 2002, Moodys' Investor Services, Inc. ("Moodys") placed us on credit review for a possible downgrade in credit rating. At this time, no action has been taken by Moodys. If Moodys was to issue the downgrade, we expect our credit rating to remain above investment grade.

         We had previously entered into a 1997 credit agreement ("Pipeline Credit Agreement") with certain financial institutions, which is comprised of a $100 million five-year revolving credit facility and a $272 million term loan, both maturing in June 2002. At December 31, 2001, no amounts were outstanding under the five-year revolving credit facility. We anticipate refinancing the Pipeline Credit Agreement in the second quarter of 2002. Our refinancing plans are to issue $225 million of senior notes and to enter into a $175 million revolving credit facility.

         At December 31, 2001, we also had outstanding $143 million of senior notes issued in a $250 million private placement under a July

1992 note purchase agreement. The note purchase agreement provides for four series of notes, Series A through D, maturing between August 2000 and August 2003. The Series A Notes with a principal amount of $66 million and Series B Notes with a principal amount of $41 million were repaid in August 2000 and August 2001, respectively. The Series C Notes with a principal amount of $78 million mature in August 2002. We anticipate borrowing on the refinanced Pipeline Credit Agreement to repay the Series C Notes.

           In September 2001, we completed a private offering of $250 million of 7.50% Senior Notes due 2021 ("2001 Pipeline Senior Notes") and in August 1999, we completed a private offering of $200 million of 7.75% Senior Notes due 2009 ("1999 Pipeline Senior Notes"). Both the 2001 Pipeline Senior Notes and the 1999 Pipeline Senior Notes were subsequently exchanged in a registered offering for notes with substantially identical terms. The indentures under which the 2001 Pipeline Senior Notes and 1999 Pipeline Senior Notes were issued do not limit the amount of unsecured debt we may incur, but they do contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2001 Pipeline Senior Notes and 1999 Pipeline Senior Notes were used to reduce indebtedness outstanding under the Pipeline Credit Agreement.

           In November 2001, we entered into forward starting interest rate swaps with notional amounts totaling $150 million related to the planned issuance of senior notes discussed previously. The swaps were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance date of the senior notes.

           Short-term liquidity needs will be met by operating cash flows and through the Pipeline Credit Agreement, which is being refinanced in 2002. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash flows provided by operating activities increased $21.4 million to $197.3 million for the year ended December 31, 2001, as compared to the same period in 2000, primarily due to increased earnings and positive changes in working capital. During 2001, we realized net cash outflows of approximately $4.7 million related to our rate case refunds.

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

CASH FLOWS FROM INVESTING ACTIVITIES

         Capital expenditures of $54.7 million for the year ended December 31, 2001 included $49.0 million for Project 2000 (see Item 1.

"Business - The Pipeline System"). For the same period in 2000, capital expenditures were $15.5 million, which included $7.4 million for Project 2000. The remaining capital expenditures for 2001 and 2000 are primarily related to renewals and replacements of existing facilities.

         Total capital expenditures for 2002 are estimated to be $12 million, including $2.5 million for Project 2000. We currently anticipate funding our 2002 capital expenditures primarily by borrowing on debt facilities and using operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows used in financing activities increased $12.0 million to $160.7 million for the year ended December 31, 2001, as compared to the same period in 2000. Distributions to partners increased $8.1 million to $143.0 million for the year ended December 31, 2001, as compared to the same period in 2000, primarily due to an increase in our net income. The net proceeds from the issuance of the 2001 Pipeline Senior Notes totaled approximately $247.2 million and were used for repayment of amounts borrowed under the Pipeline Credit Agreement. In August 2001 and August 2000, we repaid our Series B and A Notes of $41 million and $66 million, respectively, primarily by borrowing under the Pipeline Credit Agreement. During the year ended December 31, 2001, we had net repayments under the Pipeline Credit Agreement of $197.0 million, which consisted of borrowings of $136.0 million and repayments of $333.0 million. For the comparable period in 2000, we had net borrowings of $30.0 million, which consisted of borrowings of $75.0 million and repayments of $45.0 million. For the year ended December 31, 2001, Northern Border Pipeline recognized a decrease in bank overdrafts of $22.4 million. At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to rate case refund checks outstanding. In September 2001, Northern Border Pipeline paid approximately $4.1 million to terminate interest rate swap agreements upon issuance of the 2001 Pipeline Senior Notes. The swaps were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance of the 2001 Pipeline Senior Notes.

         Cash flows used in financing activities increased $58.8 million to $148.7 million for the year ended December 31, 2000, as compared to same period in 1999. Distributions paid to the general partners increased $7.7 million to $134.9 million for the year ended December 31, 2000 as compared to the same period of 1999 primarily due to an increase in our net income. For the year ended December 31, 2000, borrowings under the Pipeline Credit Agreement, which were primarily used to repay $66 million of Series A Notes, were $75 million as compared to borrowings of $90 million for the same period in 1999, which were primarily used to finance a portion of the capital expenditures for The Chicago Project, which was our expansion and extension project completed in December 1998. Financing activities for the year ended December 31, 1999 included $197.4 million from the issuance of the 1999 Pipeline Senior Notes, net of associated debt discounts and issuance costs, and $12.9 million from the termination of interest rate forward agreements. Payments on the Pipeline Credit Agreement were $45 million for the year ended December 31, 2000, as compared to $263 million for the same period 1999. At December 31,

2000, we reflected bank overdrafts of approximately $22.4 million primarily due to refund checks outstanding.

NEW ACCOUNTING PRONOUNCEMENTS

         In the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 9 - Notes to Financial Statements.

IMPACT OF ENRON'S CHAPTER 11 FILING ON OUR BUSINESS

         On December 2, 2001, Enron filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Certain wholly owned Enron subsidiaries also filed for Chapter 11 bankruptcy protection on December 2, 2001 and thereafter. We have not filed for bankruptcy protection. Northern Plains, Pan Border and Northwest Border are the general partners of Northern Border Partners, our 70% general partner. Each of Northern Plains and Pan Border are wholly owned subsidiaries of Enron, and Northwest Border is a wholly owned subsidiary of Williams. Northern Plains and Pan Border were not among the Enron companies filing for Chapter 11 protection.

         The business of Enron and its subsidiaries that have filed for bankruptcy protection are currently being administered under the direction and control of the bankruptcy court. An unsecured creditors committee has been appointed in the Chapter 11 cases. The creditors committee is responsible for general oversight of the bankruptcy case, and has the power, among other things, to: investigate the acts, conduct, assets, liabilities, and financial condition of the debtor, the operation of the debtor's business and the desirability of the continuance of such business; participate in the formulation of a plan of reorganization; and file acceptances or rejections to such a plan. Factors taken into account by Enron in making its business decisions, while in Chapter 11, may include decisions with respect to its investment in Northern Plains, Pan Border and Northern Border Partners, which decisions may affect Northern Border Pipeline.

         CURRENT EFFECTS

         The deterioration of Enron's creditworthiness and its bankruptcy filing have had an impact on us. At the time of the filing of the bankruptcy petition, we had a number of contractual relationships with Enron and its subsidiaries. Northern Plains provided and continues to provide operating and administrative services for us. Northern Plains has continued to meet their operational and administrative service obligations under the existing agreements, and we believe they will continue to do so.

         ENA, a wholly owned subsidiary of Enron that is in bankruptcy, is a party to shipper contracts obligating ENA to pay for 3.5% of our capacity. Through October 31, 2002, ENA has temporarily released 1.1% of this capacity to a third party. Although this third party has filed a complaint with the FERC requesting, in effect, that its contract be deemed terminated as a consequence of ENA's filing for bankruptcy protection, we believe this shipper's contract will remain in effect until October 31, 2002. ENA has not assumed or rejected these contracts, but its ability to use the capacity has been suspended until it provides adequate assurance of credit support. We estimate that we have aggregate financial exposure over the next 12 months of approximately $9 million of revenues under the firm transportation contracts with

ENA. We believe that failure by ENA to perform its obligations under the firm transportation contracts will not have a material adverse impact on our financial condition.

         We have retained outside counsel and intend to assert and file claims against ENA's bankruptcy estate related to these agreements. These claims will likely be deemed to be unsecured claims against certain of the Enron related Chapter 11 companies. We are uncertain regarding the ultimate amount of damages for breach of contract or other claims that we will be able to establish in the bankruptcy proceeding, and we cannot predict the amounts that we will collect or the timing of collection. We believe, however, that any such delay in collecting or failure to collect will not have a material adverse effect on our financial condition, and any amounts collected will not be material to us.

         Enron's filing for bankruptcy protection and related developments have had other impacts on our business and management. Arthur Andersen LLP resigned as our auditors, and we retained KPMG LLP as our new auditors. Enron has received several requests for information from different agencies and committees of the United States House of Representatives and Senate. Some of the information requested from Enron may include information about us. In addition, we are aware that the Senate Committee on Governmental Affairs has issued a subpoena to Enron requesting documents disclosing Enron's communications with the SEC and the FERC, as well as information on compensation matters. Because of Enron's indirect ownership interest in us, we are willing to comply with the mandate of the subpoena in such a manner that may be determined by the Committee on Governmental Affairs of the Senate of the United States.

         POSSIBLE EFFECTS

         While Northern Plains and Pan Border have not filed for Chapter 11 bankruptcy protection, their stock is owned by Enron, which is in bankruptcy. It is possible that in the course of Enron's bankruptcy proceedings, Enron could attempt to sell its interest in Northern Plains and/or Pan Border, or take other action with respect to their investment in Northern Border Partners. Enron could also cause Northern Plains and Pan Border to file for bankruptcy protection. We have had no current indication from Enron that they intend to sell the stock in Northern Plains or Pan Border or cause such companies to file for bankruptcy protection.

         We are managed by a four-member management committee. Three representatives are designated by Northern Border Partners, with each of its general partners selecting one representative, and one representative is designated by TC PipeLines. The vote among Northern Border Partners' representatives is in proportion to their general partner interests in Northern Border Partners. As a result, the 70% voting interest of Northern Border Partners' three representatives is allocated 35%, 22.75% and 12.25% among Northern Plains, Pan Border and Northwest Border, respectively. If Enron were to sell the stock of Northern Plains and Pan Border, the purchaser would have the right to appoint a majority of our management committee and control our activities, except for those activities requiring a unanimous vote which include changes to our cash distribution policy, certain expansions and extensions of the pipeline, some transfers of general partner interests and settlement of rate cases.

         If Northern Plains and Pan Border were to file for bankruptcy protection, Northern Border Partners' Partnership Agreement provides that they would automatically be deemed to have withdrawn as general partners of Northern Border Partners. It is possible that the enforceability of the automatic withdrawal provisions in this partnership agreement may be challenged. The success and impact of a challenge are unknown. Upon the occurrence of such an event of withdrawal, the remaining general partner of Northern Border Partners would have the right to purchase the withdrawing partners' general partnership interests. If the remaining general partner does not purchase such general partnership interests, the limited partners of Northern Border Partners would have the right to elect new general partners. In either event, the party acquiring the general partner interests currently held by Northern Plains and Pan Border would have the right to appoint a majority of our management committee and control our activities, except for those activities requiring a unanimous vote.

         Northern Plains also serves as our operator. If Northern Plains were to file for bankruptcy protection, it could potentially be removed as operator. Certain of Northern Border Pipeline's credit agreements provide that it would be an event of default thereunder if Northern Plains is replaced as operator without the consent of the lenders thereunder.

         Other than the complaint against us filed with the FERC by the shipper with temporarily released capacity, we are not aware of any claims made against us that arise out of the Enron bankruptcy cases. We plan to continue to monitor developments at Enron, to continue to assess the impact on us of our existing agreements and relationships with Enron and its subsidiaries, and to take appropriate action to protect our interests.

OUTLOOK

         We will continue to focus on safe, efficient, and reliable operations and the further development of our pipeline. We intend to maintain our position as a low cost transporter of Canadian gas to the midwestern U.S. and provide highly valued services to our customers. Growth is expected to occur primarily in market areas we serve through incremental projects supported by long-term contracts. Project 2000, our recently completed extension into Indiana, is a good example. This project, completed on time and well under budget, connects us directly to a large Chicago-area gas distribution company (Northern Indiana Public Service Company) and to industrial gas consumers in northern Indiana. We also intend to continue to expand the marketing of new services to meet our customers' needs. Depending on natural gas prices and gas development activities, selected opportunities to connect new sources of supply to us may arise. We are currently working with producers and marketers to develop the contractual support for a new pipeline project, the Bison Pipeline, to connect the coal bed methane reserves in the Powder River Basin to markets served by us.

         In 2002, we will begin contract extension discussions with our customers for contracts that will expire prior to November 1, 2003, which represents approximately 42% of our system capacity. Similar to other industries, the value of capacity on interstate pipelines is driven by supply and demand conditions. In particular, the relationship between gas prices in Canada and prices in the midwestern U.S. markets will determine the underlying value of transportation. This relationship, and natural gas markets overall, has been volatile of late, which is also an important factor in contracting for firm transportation capacity. Under our FERC tariff, we may concurrently solicit bids for available capacity from other parties subject to the existing customer's rights to match the best offer. We can begin this process during a period that extends from 6 to 18 months before the termination date of the contract. The commencement of any bidding process will be dependent upon the progress of negotiations and the market conditions affecting the value of transportation on the pipeline. Based on current conditions, contracts for service on our pipeline may require discounts from maximum transportation rates established in our tariff and/or shorter duration than our existing contract portfolio. Additionally, we may enter into negotiated rate contracts involving charges established on the basis of Canadian-midwestern U.S. gas price differentials or other factors.

RISK FACTORS AND INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         Statements in this Annual Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of our operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include:

    o the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Enron's Chapter 11 Filing On Our Business";

    o the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook"; and

    o the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Although we believe that our expectations regarding future events are based on reasonable assumptions within the bounds of our knowledge of our business, we cannot assure you that our goals will be achieved or that our expectations regarding future developments will be realized.

         With this in mind, you should consider the following important factors that could cause actual results to differ materially from those in the forward-looking statements:

          o Any shipper's failure to perform its contractual obligations could adversely impact our cash flows and financial condition. ENA has 3.5% of our firm capacity and has failed to pay its demand and any applicable commodity charges due for November 2001 transport and thereafter. ENA has neither assumed nor rejected its contract and its ability to use the capacity has been suspended. Until ENA assumes or rejects its contracts, we are unable to recontract all or a portion of this capacity on a longer-term basis in the future.

          o Since Northern Plains, our operator, is a wholly-owned subsidiary of Enron and depends on Enron and certain of its affiliates for some services it provides to us, potential further developments in the Enron Chapter 11 proceeding may cause Northern Plains to be unable to perform under its agreement. See "Impacts of Enron's Chapter 11 Filing On Our Business" above.

          o Our ability to recontract capacity as existing contracts terminate for maximum transportation rates will be subject to a number of factors including availability of natural gas supplies from the western Canadian sedimentary basin, the demand for natural gas in our market areas and the basis differential between the receipt and delivery points on our system. See "Outlook" above and Item 1. "Business - Demand For Transportation Capacity."

          o We are subject to extensive regulation by the FERC governing all aspects of our business, including our transportation rates. Under our 1999 rate case settlement, neither our existing customers nor we can seek rate changes until November 2005, at which time we are obligated to file a rate case. We can not predict what challenges we may have to our rates in the future. See Item 1. "Business-FERC Regulation."

          o Our operations are subject to federal and state agencies for environmental protection and operational safety. We may incur substantial costs and liabilities in the future as a result of stricter environmental and safety laws, regulations and enforcement policies. See Item 1. "Business-Environmental and Safety Matters."

          o Our ability to operate the pipeline on certain tribal lands will depend on our success in renegotiating before 2011 our right-of-way rights on tribal lands within the Fort Peck Reservation. See Item 2. "Properties."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, we attempt to maintain a significant portion of our debt portfolio in fixed rate debt. As of December 31, 2001, approximately 69% of our debt portfolio is in fixed rate debt.

         If average interest rates change by one percent point compared to rates in effect as of December 31, 2001, annual interest expense would change by approximately $2.7 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          (a) Effective February 5, 2002, Arthur Andersen LLP ("Andersen") resigned as auditors of Northern Border Pipeline.

          (b) The reports of Andersen on Northern Border Pipeline's financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope, uncertainty or accounting principles. Andersen has advised us that it has not withdrawn any of its opinions expressed in their auditor's report for any periods for which they conducted audits of Northern Border Pipeline.

          (c) The resignation by Andersen was not approved by the Management Committee of Northern Border Pipeline.

          (d) During the preceding two years and in the subsequent interim periods, there were no disagreements with Andersen on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which if not resolved to the satisfaction of Andersen would have caused Andersen to make reference to the matter in their report.

          (e) During the preceding two years and in the subsequent interim periods, there were no "reportable events" within the meaning of
               Item 304(a)(1)(v) of Regulation S-K.

          (f) Northern Border Pipeline has retained the services of KPMG LLP as its independent auditor.

                                    PART III

ITEM 10.  PARTNERSHIP MANAGEMENT

         Northern Border Pipeline Company is overseen by the management committee, which is composed of the following individuals:

    William R. Cordes, Chairman(1)

    Stanley C. Horton(1)

    Dennis J. McConaghy(2)

    James C. Moore(1)

----------

(1) Designated by Northern Border Partners.

(2) Designated by TC PipeLines.

         William R. Cordes (53) has been a member and Chairman of our management committee since October 1, 2000. Mr. Cordes was named Chief Executive Officer of Northern Border Partners in October 2000. Since October 2000, Mr. Cordes has been the President and a director of Northern Plains, an Enron subsidiary and our operator. He started his career with another Enron company, Northern Natural, in 1970 and has worked in several management positions at Northern Natural. From June of 1993 until September of 2000, he was President of Northern Natural and from May of 1996 until September of 2000, he was President of Transwestern Pipeline.

         Stanley C. Horton (52) was appointed to our management committee in December 1998. Mr. Horton is the Chairman and Chief Executive Officer of Enron Global Services, and has held that position since August 2001. From January 1997 to August 2001, he was Chairman and Chief Executive Officer of Enron Transportation Services Company, formerly known as the Enron Gas Pipeline Group. From February 1996 to January 1997, he was Co-Chairman and Chief Executive Officer of Enron Operations Corp. From June 1993 to February 1996, he was President and Chief Operating Officer of Enron Operations Corp. He is a Director and Chairman of the Board of EOTT Energy Corp., the general partner of EOTT Energy Partners, L.P. Mr. Horton also holds the elected position of officer and/or director of the following companies that have filed for Chapter 11 bankruptcy protection:

         Calypso Pipeline, L.L.C. (Director)
         Enron Transportation Services Company (Chairman, President and Chief
            Executive Officer and Director)
         Enron Wind Corp. (Chairman, Director)
         Enron Wind Systems, Inc. (Director)
         Enron Wind Energy Systems Corp. (Chairman, Director)
         Enron Wind Maintenance Corp. (Chairman, Director)
         Enron Wind Constructors Corp. (Chairman, Director)

         Dennis J. McConaghy (50) has been a member of our management committee since December 2000. He was appointed a director of TC PipeLines GP, Inc. (the general partner of TC PipeLines, LP) in December 2000. His principal occupation is Senior Vice-President Business Development for TransCanada, a position he has held since October 2000. Prior to that time and since June 2000, Mr. McConaghy was Senior Vice-President, Midstream/Divestments, TransCanada. Prior to that time and since July 1998, Mr. McConaghy was Vice-President, Strategy and Planning, TransCanada. Prior to that time and since May 1996, Mr. McConaghy was Vice-President, Corporate Development, NOVA Corporation. Prior to that time and since November 1995, Mr. McConaghy was Senior Vice-President and Chief Financial Officer, NOVA Chemicals Ltd.

         James C. Moore (46) was named to our management committee on December 21, 2001. Mr. Moore has served as Senior Vice President of Group Planning and Development for Williams Gas Pipeline since August 2001. He joined Williams in 1990 as Director of MIS and in 1992 he became Director of Business Development for Williams Natural Gas. In August 2000, he was named Vice President of Group Planning and Development for Williams Gas Pipeline. Mr. Moore serves as one of Williams' representatives on the Canadian and U.S. boards of Alliance Pipeline.

         Day-to-day management and operations are the responsibility of the operator, Northern Plains, as set forth in the operating agreement. We have no employees or executive officers. Officers and employees of Northern Plains provide services to our operations and we reimburse Northern Plains for such costs. We do not compensate members of the management committee for their services.

         There is also an audit and compensation committee composed of members appointed by the management committee. The audit and compensation committee, consisting of Mr. Moore and Mr. Paul F. MacGregor, Vice President, Business Development, TC PipeLines, GP, Inc., oversees the annual audit process and confers with KPMG LLP, our independent public accountants. The committee is also responsible for setting up guidelines for compensation to be paid to the executive officers of Northern Plains, each of whom spends at least a portion of his or her time on our operations, for which Northern Plains is reimbursed as indicated above. Currently, there is one vacancy on the committee.

ITEM 11.  EXECUTIVE COMPENSATION

         Jerry L. Peters (44) has served as Treasurer of Northern Plains since October 1998, Vice President of Finance for Northern Plains since July 1994 and director of Northern Plains since August 1994. He has also been named Vice President, Finance for Enron Transportation Services Company. He has been associated with Northern Plains since 1985.

         The following table summarizes information regarding compensation paid or accrued during each of the last three fiscal years to Jerry L. Peters and the last two fiscal year to William R. Cordes (the "Named Officers") by Northern Plains, our operator. Messrs. Cordes and Peters are both employees of Northern Plains, but contribute services to our operations, for which we reimburse Northern Plains.

                           SUMMARY COMPENSATION TABLE

                                                                                                                         All Other
                                      Annual Compensation                      Long-Term Compensation                   Compensation
                                      -------------------                      ----------------------                   ------------
                                                                                             Securities
                                                                              Restricted     Underlying
                                                                Other Annual  Stock Awards  Options/SARs  LTIP Payouts
   Name & Position       Year        Salary(1)      Bonus(2)  Compensation(3)  ($)(4)(5)        (#)          ($)(6)         ($)(7)
                      -----------   -----------   ----------- --------------- -----------   -----------   -----------   -----------
William R. Cordes            2001   $   312,000   $   250,000   $     8,550   $   227,150         6,475   $   300,000   $       255
Chief Executive              2000   $   311,000   $   250,000   $    15,000   $   137,529        17,405   $   131,250   $    13,110
Officer

Jerry L. Peters              2001   $   154,292   $   125,000   $     3,399   $    75,063         7,085   $        --   $       198
Chief Financial and          2000   $   145,293   $   110,000   $     3,708   $    75,036        15,040   $        --   $    10,091
Accounting Officer           1999   $   132,933   $   100,000   $     3,983   $        --         9,070   $        --   $     5,260

(1) Mr. Cordes was appointed President of Northern Plains and Chief Executive Officer of the Partnership on October 1, 2000.

(2) Employees were able to elect to receive Northern Border phantom units, Enron Corp. phantom stock, and/or Enron Corp. stock options in lieu of all or a portion of an annual bonus payment. Mr. Cordes and Mr. Peters elected to receive Northern Border phantom units in lieu of a portion of the cash bonus payment under the Northern Border Phantom Unit Plan. Mr. Cordes received 1,914 units in 2001. Mr. Peters received 1,532 units in 1999; 1,450 units in 2000; and 842 units in 2001. In each case, units will be released to both five years following the grant date.

(3) Other Annual Compensation includes cash perquisite allowances, service awards and vacation payouts. Also, Enron maintained three deferral plans for key employees under which payment of base salary, annual bonus and long-term incentive awards could be deferred to a later specified date. Under the 1985 Deferral Plan, interest is credited on amounts deferred based on 150% of Moody's seasoned corporate bond yield index with a minimum rate of 12%, which for 1999, 2000 and 2001 was the minimum rate of 12%. No interest has been reported as Other Annual Compensation under the 1985 Deferral Plan for participating Named Officers because the crediting rates during 1999, 2000 and 2001 did not exceed 120% of the long-term Applicable Federal Rate of 14.38% in effect at the time the 1985 Deferral Plan was implemented. Beginning January 1, 1996, the 1994 Deferral Plan credits interest based on fund elections chosen by participants. Since earnings on deferred compensation invested in third-party investment vehicles, comparable to mutual funds, need not be reported, no interest has been reported as Other Annual Compensation under the 1994 Deferral Plan during 1999, 2000 and 2001.

(4) The aggregate total of shares in unreleased Enron restricted stock holdings and their values as of December 31, 2001, for each of the Named

         Officers is: Mr. Cordes, 4,295 shares valued at $2,577, and Mr. Peters, 1,701 shares valued at $1,021. Dividend equivalents for all restricted stock awards accrue from date of grant and are typically paid upon vesting. Any dividends on Enron Corp. stock accrued and unreleased as of the date of Enron Corp's filing for bankruptcy will only be released in accordance with applicable bankruptcy law.

(5) Mr. Cordes' employment agreement, as executed in September 2001, provided for a grant of 882 Northern Border Phantom Units valued as of July 30, 2001 at $115.6978 per unit and granted on October 1, 2001. The phantom units vest 100% on the fifth anniversary of the date of grant.

(6) Reflects cash payments under the Enron Corp. Performance Unit Plan in 2000 for the 1996-1999 period and in 2001 for the 1997-2000 period. Payments made under the Performance Unit Plan are based on Enron's total shareholder return relative to its peers. Enron's performance over the 1996-1999 performance period rendered a value of $1.50 based on a ranking of second as compared to 11 industry peers. It's performance over the 1997-2000 performance period rendered a value of $2.00 based on a ranking of first.

(7) The amounts shown include the value of Enron Common Stock allocated to employees' special subaccounts under Enron's Employee Stock Ownership Plan, matching contributions to employees' Enron Corp. Savings Plan, and imputed income on life insurance benefits.

STOCK OPTION GRANTS DURING 2001

         The following table sets forth information with respect to grants of stock options pursuant to Enron's stock plans to the Named Officers reflected in the Summary Compensation Table. No stock appreciation rights were granted during 2001.


                                                                                 POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES
                                   INDIVIDUAL GRANTS                               OF STOCK PRICE APPRECIATION FOR OPTION TERM (1)
                                   -----------------                             -------------------------------------------------
                      Number of           % of Total
                      Securities         Options/SARs    Exercise
                      Underlying          Granted to     or Base
                     Options/SARs        Employees in     Price      Expiration
         Name         Granted (#)         Fiscal Year    ($/Sh)        Date           0%(2)              5%               10%
         ----        ------------        ------------    --------    ---------        -----             ---               ---
William R. Cordes        5,435      (3)      0.03%       $75.0625    1/22/2006         $-0              $-0               $-0
                         1,040      (4)      0.01%       $36.8800    8/21/2006         $-0              $-0               $-0

Jerry L. Peters          3,265      (3)      0.02%       $75.0625    1/22/2006         $-0              $-0               $-0
                         3,300      (5)      0.02%       $75.0625    1/22/2006         $-0              $-0               $-0
                          520       (4)      0.00%       $36.8800    8/21/2006         $-0              $-0               $-0

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

(3) Represents stock options awarded under the Enron Corp. Long-Term Incentive Program. Awards vest 15% on the grant date and 15% every 6 months thereafter with the final vesting of 10% on January 31, 2004.

(4) All eligible Enron employees received an option grant under the 2001 Special Stock Option Grant. A grant of options equal to 5% of base annual salary as of August 13, 2001 was awarded on August 21, 2001. Options granted through the 2001 Special Stock Option Grant were 100% vested on the date of grant.

(5) Mr. Peters elected to receive stock options in lieu of a portion of his 2000 annual cash bonus payment in the form of stock options, which were granted in January, 2001 and were 100% vested on date of grant.

AGGREGATED STOCK OPTION/SAR EXERCISES DURING 2001 AND STOCK OPTION/SAR VALUES AS OF DECEMBER 31, 2001

    The following table sets forth information with respect to the Named Officers concerning the exercise of Enron SARs and options during the last fiscal year and unexercised Enron options and SARs held as of the end of the fiscal year:

                                             Number of Securities
                                             Underlying Unexercised      Value of Unexercised
                    Shares                      Options/SARs at        In-the-Money Options/SARs
                  Acquired on      Value        December 31, 2001        December 31, 2001 (1)
                                                -----------------        --------------------------
     Name         Exercise (#)   Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
     ----         ------------   --------  -----------  -------------  -----------  -------------
William R. Cordes   20,240       $651,850      223,118         21,482  $        --  $          --
Jerry L. Peters      5,000       $146,233       59,808          7,777  $        --  $          --

(1) The dollar value in this column for Enron Corp. stock options was calculated by determining the difference between the fair market value underlying the options as of December 31, 2001 ($0.60) and the grant price.

RETIREMENT AND SUPPLEMENTAL BENEFIT PLANS

         Enron maintains the Enron Corp. Cash Balance Plan (the "Cash Balance Plan"), which is a noncontributory defined benefit pension plan to provide retirement income for employees of Enron and its subsidiaries. Through December 31, 1994, participants in the Cash Balance Plan with five years or more of service were entitled to retirement benefits in the form of an annuity based on a formula that uses a percentage of final average pay and years of service. In 1995, Enron's Board of Directors adopted an amendment to and restatement of the Cash Balance Plan changing the plan's name from the Enron Corp. Retirement Plan to the Enron Corp. Cash Balance Plan. In connection with a change to the retirement benefit formula, all employees became fully vested in retirement benefits earned through December 31, 1994. The formula in place prior to January 1, 1995 was suspended and replaced with a benefit accrual in the form of a cash balance of 5% of annual base pay beginning January 1, 1996. Under the Cash Balance Plan, each employee's accrued benefit will be credited with interest based on ten-year Treasury Bond yields.

         Enron also maintains a noncontributory employee stock ownership plan ("ESOP"), which covers all eligible employees. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Cash Balance Plan prior to December 31, 1994. December 31, 1993 was the final date on which ESOP allocations were made to employees' retirement accounts.

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

                 ESTIMATED
                 CURRENT          CREDITED           CURRENT             ESTIMATED
                 CREDITED         YEARS OF         COMPENSATION       ANNUAL BENEFIT
                 YEARS OF          SERVICE           COVERED           PAYABLE UPON
                 SERVICE          AT AGE 65          BY PLANS           RETIREMENT
                 -------          ---------        ------------       --------------
Mr. Cordes         31.4             43.1             $312,000            $115,593
Mr. Peters         16.9             37.8             $155,024            $ 59,481

--------

NOTE: The estimated annual benefits payable are based on the straight life annuity form without adjustment for any offset applicable to a participant's retirement subaccount in Enron's ESOP.

SEVERANCE PLANS

         Northern Plains Severance Pay Plan provides for the payment of benefits to employees who are terminated for failing to meet performance objectives or standards or who are terminated due to reorganization or similar business circumstances. The amount of benefits payable for performance related terminations is based on length of service and may not exceed eight weeks' pay. For those terminated as the result of reorganization or similar business circumstances, the benefit is based on length of service and amount of pay up to a maximum payment of 52 weeks of base pay. The employee must sign a Waiver and Release of Claims Agreement in order to receive any severance benefit.

ITEM 12.  BENEFICIAL OWNERSHIP OF PARTNERSHIP INTERESTS

         The following table sets forth the beneficial ownership of general partnership interests of Northern Border Pipeline Company. There are no limited partnership interests.

                                     GENERAL
 NAME OF BENEFICIAL                PARTNERSHIP
     OWNER                          INTEREST
 ------------------                -----------
Northern Border                       70%
  Partners, L.P. (1)
TC PipeLines, LP (2)                  30%

----------

(1) The address of Northern Border Partners, L.P. is 1111 South 103rd Street, Omaha, NE 68124-1000. Northern Border Partners holds its 70% general partnership interest through Northern Border Intermediate Limited Partnership, a subsidiary limited partnership. Northern Border Partners has three general partners: Northern Plains Natural Gas Company, Pan Border Gas Company and Northwest Border Pipeline Company. Northern Plains and Pan Border are wholly-owned subsidiaries of Enron Corp. and Northwest Border is a wholly-owned subsidiary of The Williams Companies, Inc.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have extensive ongoing relationships with our general partners and certain of their affiliates. Since 1980, Northern Plains, an affiliate of Enron, has acted and will continue to act as the operator of our pipeline system pursuant to the terms of the operating agreement with Northern Plains. The initial term of the operating agreement expires in 2007. The operating agreement will continue in effect thereafter on a year-to-year basis unless terminated by us or Northern Plains upon six months written notice by either party. The operator is entitled to reimbursement for all reasonable costs, including overhead and administrative expenses, incurred by it and its affiliates in connection with the performance of its responsibilities as operator. In addition, we have agreed to indemnify the operator against any claims and liabilities arising out of the good faith performance by the operator of its responsibilities under our partnership agreement, to the extent the operator is acting within the scope of its authority and in the course of our business. For the year ended December 31, 2001, the aggregate amount charged by Northern Plains, for its services as operator, was approximately $29.5 million. While Northern Plains continues to perform its obligations, certain of the services are provided through Enron and other subsidiaries. We continue to monitor and assess the impacts of the services and relationships with Enron and its subsidiaries. We believe that any services affected by the Enron bankruptcy filings may be obtained from other sources in a manner that will not have a material adverse impact on the Partnership.

         In addition, ENA, which has filed for Chapter 11 protection, is one of our firm shippers, and is obligated to pay for 3.5% of the capacity. Guarantees from Enron supported ENA's obligations. At present, ENA has not assumed or rejected the contracts on us. ENA's ability to utilize their capacity has been suspended until ENA provides adequate assurances of credit support and payment. Our ability to terminate ENA's contracts is stayed as a result of the bankruptcy court proceedings.

         See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Enron's Chapter 11 Filing on Our Business."

         Also, Transcontinental Gas Pipe Line Corporation, an affiliate of Williams, is one of our firm shippers and is currently obligated to pay for 0.7% of the capacity.

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

         Unless otherwise provided for in a partnership agreement, the laws of Texas generally require a general partner of a partnership to adhere to fiduciary duty standards under which it owes its partners the highest duties of good faith, fairness and loyalty. These rules apply to our management committee. Because of the competing interests identified above, the Northern Border Pipeline Company Partnership Agreement contains provisions that modify certain of these fiduciary duties. For example:

         o Our partnership agreement provides that we indemnify the members of our management committee and Northern Plains, as the operator, against all actions if such actions were in good faith and within the scope of their authority in the course of our business. It also provides that such persons will not be liable for any liabilities incurred by us as a result of such acts.

         o Our partnership agreement states that our general partners will not be liable to third persons for our losses, deficits, liabilities or obligations (unless our assets have been exhausted).

         o Our partnership agreement requires that any contract entered into on our behalf must contain a provision limiting the claims of persons to our assets and expressly waiving any rights of such persons to proceed against our general partners individually.

         o Our partnership agreement relieves Northern Border Partners and TC PipeLines, their affiliates and their transferees from any duty to offer business opportunities to us, except that neither our general partners or their affiliates may pursue Project 2000 or any other opportunity relating to expansion or improvements of our pipeline system as it existed on January 15, 1999.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


         (a) (1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         See "Index to Financial Statements" set forth on page F-1.

         (a) (3) EXHIBITS

             *3.1 Northern Border Pipeline Company General Partnership Agreement between Northern Plains Natural Gas Company, Northwest Border Pipeline Company, Pan Border Gas Company, TransCanada Border Pipeline Ltd. and TransCan Northern Ltd., effective March 9, 1978, as amended (Exhibit 10.2 to Northern Border Partners, L.P.'s Form S-1, SEC File No. 33-66158 ("Form S-1")).

             *4.1 Indenture, dated as of August 17, 1999, between the registrant and Bank One Trust Company, NA, successor to The First National Bank of Chicago, as trustee
                         (Exhibit 4.1 to Northern Border Pipeline Company's Form S-4 Registration Statement, Registration No. 333-88577 ("Form S-4")).

             *4.2 Indenture, dated as of September 17, 2001, between Northern Border Pipeline Company and Bank One Trust Company, N.A. (Exhibit 4.2 to Northern Border Pipeline Company's Registration Statement on Form S-4, Registration No. 333-73282 ("2001 Form S-4").

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

            *10.4 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Enron Gas Marketing, Inc., dated June 22, 1990 (Exhibit
                         10.10 to Form S-1).

            *10.5 Amended Exhibit A to Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Enron Gas Marketing, Inc. (Exhibit
                         10.10.1 to Northern Border Partners L.P.'s Form 10-K for the year ended December 31, 1993, SEC File No. 1-12202 ("1993 10-K")).

            *10.6        Amended Exhibit A to Northern Border Pipeline U.S.
                         Shippers Service Agreement between Northern Border Pipeline Company and Enron Gas Marketing, Inc., effective November 1, 1994 (Exhibit 10.10.2 to Northern Border Partners, L.P.'s Form 10-K for the year ended December 31, 1994, SEC File No. 1-12202 ("1994 10-K")).

            *10.7 Amended Exhibit A's to Northern Border Pipeline Company U.S. Shipper Service Agreement effective, August 1, 1995 and November 1, 1995 (Exhibit 10.10.3 to 1995
                         10-K).

            *10.8 Amended Exhibit A to Northern Border Pipeline Company U.S. Shipper Service Agreement effective April l, 1998 (Exhibit 10.10.4 to Northern Border Partners, L.P.'s Form 10-K for the year ended December 31, 1997, SEC File No. 1-12202 ("1997 10-K")).

             10.9        Guaranty made by Enron Corp., dated August 8, 1989.

            *10.10 Seventh Supplement Amending Northern Border Pipeline Company General Partnership Agreement (Exhibit 10.15 to Form S-1).

            *10.11 Eighth Supplement Amending Northern Border Pipeline Company General Partnership Agreement (Exhibit 10.15 of Form S-4).

            *10.12 Form of Conveyance, Contribution and Assumption Agreement among Northern Plains Natural Gas Company, Northwest Border Pipeline Company, Pan Border Gas Company, Northern Border Partners, L.P., and Northern Border Intermediate Limited Partnership (Exhibit 10.16 to Form S-1).

            *10.13 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Transcontinental Gas Pipe Line Corporation, dated July 14, 1983, with Amended Exhibit A effective February 11, 1994 (Exhibit 10.17 to 1995 10-K).

            *10.14 Form of Credit Agreement among Northern Border Pipeline Company, The First National Bank of Chicago, as Administrative Agent, The First National Bank of Chicago, Royal Bank of Canada, and Bank of America National Trust and Savings Association, as Syndication Agents, First Chicago Capital Markets, Inc., Royal Bank of Canada, and BancAmerica Securities, Inc, as Joint Arrangers and Lenders (as defined therein) dated as of June 16, 1997 (Exhibit 10(c) to Amendment No. 1 to Northern Border Partners, L.P. Form S-3, SEC File No 333-40601 ("Form S-3")).

            *10.15 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Enron Capital & Trade Resources Corp. dated October 15, 1997 (Exhibit 10.21 to 1997 10-K).

             10.16       Guaranty made by Enron Corp., dated October 20, 1997.

            *10.17 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Enron Capital & Trade Resources Corp. dated October 15, 1997 (Exhibit 10.22 to 1997 10-K).

             10.18       Guaranty made by Enron Corp., dated October 20, 1997.

            *10.19 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Enron Capital & Trade Resources Corp. dated August 5, 1997 with Amendment dated September 25, 1997 (Exhibit
                         10.25 to 1997 10-K).

             10.20 Guaranty made by Enron Corp., dated April 29, 1997 and Confirmation dated November 19, 1998.

            *10.21 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Enron Capital & Trade Resources Corp. dated August 5, 1997 (Exhibit 10.26 to 1997 10-K).

             10.22       Guaranty made by Enron Corp., dated April 29, 1997.

            *10.23 Northern Border Pipeline Company Agreement among Northern Plains Natural Gas Company, Pan Border Gas Company, Northwest Border Pipeline Company, TransCanada Border PipeLine Ltd., TransCan Northern Ltd., Northern Border Intermediate Limited Partnership, Northern Border Partners, L.P., and the

                         Management Committee of Northern Border Pipeline, dated as of March 17, 1999 (Exhibit 10.21 to
                         Northern Border Partners, L.P.'s Form 10-K for the year ended December 31, 1998, SEC File No. 1-12202
                         ("1998 10-K")).

            *10.24 Form of Contribution, Conveyance and Assumption Agreement among TC PipeLines, LP and certain other parties. (Exhibit 10.2 to TC PipeLines, LP's Form S-1, SEC File No. 333-69947 ("TC Form S-1")).

            *10.25 Amended Exhibit A to Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Enron Capital & Trade Resources Corp. effective November 1, 1998 (Exhibit 10.15.1 to TC Form S-1).

            *10.26 Amended Exhibit A to Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Enron Capital & Trade Resources Corp. effective April 2, 1999 (Exhibit 10.16.1 to TC Form S-1).

            *10.27 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Pan-Alberta Gas (U.S.) Inc., dated October 1, 1993, with Amended Exhibit A effective June 22, 1998 (Exhibit
                         10.25 to TC Form S-1).

            *10.28 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Pan-Alberta Gas (U.S.) Inc. (successor to Natgas U.S. Inc.), dated October 6, 1989, with Amended Exhibit A effective April 2, 1999 (Exhibit 10.26 to TC Form S-1).

            *10.29 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Pan-Alberta Gas (U.S.) Inc., dated October 1, 1992, with Amended Exhibit A effective June 22, 1998 (Exhibit
                         10.27 to TC Form S-1).

            *10.30 Project Management Agreement by and between Northern Plains Natural Gas Company and Enron Engineering & Construction Company, dated March 1, 1996 (Exhibit
                         10.39 to Form S-4).

            *10.31 Employment Agreement between Northern Plains Natural Gas Company and William R. Cordes effective June 1, 2001 (Exhibit 10.27 to Northern Border Partners, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

            *10.32 Amendment to Employment Agreement between Northern Plains Natural Gas Company and William R. Cordes, effective September 25, 2001 (Exhibit 10.36 to 2001 Form S-4).

            *10.33 Ninth Supplement Amending Northern Border Pipeline Company General Partnership Agreement (Exhibit 10.37 to 2001 Form S-4).

            *10.34 Northern Border Pipeline Company U.S. Shipper Service Agreement between Northern Border Pipeline Company and Enron North America Corp., dated October 29, 2001 (Exhibit 10.38 to 2001 Form S-4).

             10.35 Northern Border Pipeline Company U.S. Shipper Service Agreement between Northern Border Pipeline Company and Enron North America Corp., dated October 29, 2001.

             10.36       Guaranty made by Enron Corp., dated October 31, 2001.

            *99.1 Northern Border Phantom Unit Plan (Exhibit 99.1 to Northern Border Partners, L.P.'s Registration No. 333-66949 and Exhibit 99.1 to Northern Border Partners, L.P.'s Registration No. 333-72696).

            * Indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.

         (b) REPORTS

             Northern Border Pipeline filed a Current Report on Form 8-K, dated November 29, 2001, reporting a press release issued by Northern Border Pipeline on November 29, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2002.


                                   NORTHERN BORDER PIPELINE COMPANY
                                   (A Texas General partnership)

                                   BY: Northern Plains Natural Gas Company,
                                       As Operator


                                       BY: /s/ JERRY L. PETERS
                                           -------------------------------------
                                           Jerry L. Peters
                                           Vice President, Finance and Treasurer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

       Signature                                     Title                                          Date
       ---------                                     -----                                          ----
/s/ William R. Cordes            President, Northern Plains Natural Gas Company          March 29, 2002
-------------------------------   (functional equivalent to the registrant's principal
   William R. Cordes             executive officer) and Management Committee Member

/s/ Jerry L. Peters              Vice President, Finance and Treasurer,                  March 29, 2002
-------------------------------   Northern Plains Natural Gas Company (functional
   Jerry L. Peters               equivalent to the registrant's principal financial
                                 and accounting officer)

/s/ Stanley C. Horton            Management Committee Member                             March 29, 2002
-------------------------------
   Stanley C. Horton

/s/ Dennis J. McConaghy          Management Committee Member                             March 29, 2002
-------------------------------
   Dennis J. McConaghy

/s/ James C. Moore               Management Committee Member                             March 29, 2002
-------------------------------
   James C. Moore

                        NORTHERN BORDER PIPELINE COMPANY
                          INDEX TO FINANCIAL STATEMENTS


                                                                               PAGE NO.
                                                                               --------

Financial Statements

      Independent Auditors' Report                                              F-2
      Report of Independent Public Accountants                                  F-3
      Balance Sheet - December 31, 2001 and 2000                                F-4
      Statement of Income - Years Ended                                         F-5
           December 31, 2001, 2000 and 1999
      Statement of Comprehensive Income - Years Ended                           F-5
           December 31, 2001, 2000 and 1999
      Statement of Cash Flows - Years Ended                                     F-6
           December 31, 2001, 2000 and 1999
      Statement of Changes in Partners' Equity -                                F-7
           Years Ended December 31, 2001, 2000 and 1999
      Notes to Financial Statements                                             F-8 through
                                                                                F-16
  Financial Statements Schedule

      Independent Auditors' Report on Schedule                                  S-1
      Report of Independent Public Accountants on Schedule                      S-2
      Schedule II - Valuation and Qualifying Accounts                           S-3

INDEPENDENT AUDITORS' REPORT


To Northern Border Pipeline Company:

We have audited the accompanying balance sheet of Northern Border Pipeline Company (a Texas partnership) as of December 31, 2001, and the related statements of income, comprehensive income, cash flows and changes in partners' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of Northern Border Pipeline Company as of December 31, 2000 and for the years ended December 31, 2000 and 1999 were audited by other auditors whose report thereon dated January 22, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Border Pipeline Company as of December 31, 2001 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 6 to the financial statements, Northern Border Pipeline Company adopted the provisions of Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and SFAS No. 138.


                                                          KPMG LLP

Omaha, Nebraska,
  March 8, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Northern Border Pipeline Company:

We have audited the accompanying balance sheet of Northern Border Pipeline Company (a Texas partnership) as of December 31, 2000, and the related statements of income, comprehensive income, cash flows and changes in partners' equity for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Border Pipeline Company as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Omaha, Nebraska,
  January 22, 2001

                        NORTHERN BORDER PIPELINE COMPANY

                                  BALANCE SHEET

                                 (IN THOUSANDS)



                                                                DECEMBER 31,
                                                       -------------------------------
                                                           2001              2000
                                                       --------------   --------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           $       11,003   $       29,046
   Accounts receivable (net of allowance for
      doubtful accounts of $1,925 and $0 in
      2001 and 2000, respectively)                             29,249           27,128
   Related party receivables (net of allowance
      for doubtful accounts of $1,251 and $0 in
      2001 and 2000, respectively)                                455            6,008
   Materials and supplies, at cost                              4,873            4,710
   Prepaid expenses and other                                   1,731              247
                                                       --------------   --------------

      Total current assets                                     47,311           67,139
                                                       --------------   --------------

NATURAL GAS TRANSMISSION PLANT
   In service                                               2,429,662        2,364,487
   Construction work in progress                                2,891           14,405
                                                       --------------   --------------

      Total property, plant and equipment                   2,432,553        2,378,892
   Less: Accumulated provision for
      depreciation and amortization                           746,888          691,900
                                                       --------------   --------------

      Property, plant and equipment, net                    1,685,665        1,686,992
                                                       --------------   --------------

OTHER ASSETS                                                   18,893           14,374
                                                       --------------   --------------

      Total assets                                     $    1,751,869   $    1,768,505
                                                       ==============   ==============


LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                $      350,000   $       41,000
   Accounts payable                                             3,089           26,087
   Related party payables                                       2,204               --
   Accrued taxes other than income                             27,167           28,137
   Accrued interest                                            16,526           14,401
   Accumulated provision for rate refunds                          --            4,726
                                                       --------------   --------------

      Total current liabilities                               398,986          114,351
                                                       --------------   --------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                     513,666          822,267
                                                       --------------   --------------

RESERVES AND DEFERRED CREDITS                                   5,623            4,892
                                                       --------------   --------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY
   Partners' capital                                          824,421          826,995
   Accumulated other comprehensive income                       9,173               --
                                                       --------------   --------------

      Total partners' equity                                  833,594          826,995
                                                       --------------   --------------

      Total liabilities and partners' equity           $    1,751,869   $    1,768,505
                                                       ==============   ==============

              The accompanying notes are an integral part of these
                             financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                               STATEMENT OF INCOME

                                 (IN THOUSANDS)




                                                      YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               2001            2000            1999
                                           ------------    ------------    ------------

OPERATING REVENUES
   Operating revenues                      $    315,145    $    334,978    $    300,664
   Provision for rate refunds                    (2,057)        (23,956)         (2,317)
                                           ------------    ------------    ------------

      Operating revenues, net                   313,088         311,022         298,347
                                           ------------    ------------    ------------

OPERATING EXPENSES
   Operations and maintenance                    33,695          41,548          38,708
   Depreciation and amortization                 57,516          57,328          51,908
   Taxes other than income                       25,636          27,979          30,320
                                           ------------    ------------    ------------

      Operating expenses                        116,847         126,855         120,936
                                           ------------    ------------    ------------

OPERATING INCOME                                196,241         184,167         177,411
                                           ------------    ------------    ------------

INTEREST EXPENSE
   Interest expense                              56,262          65,489          60,312
   Interest expense capitalized                    (911)           (328)            (98)
                                           ------------    ------------    ------------

      Interest expense, net                      55,351          65,161          60,214
                                           ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Allowance for equity funds used
      during construction                           925             305             101
   Other income, net                             (1,357)          7,753           1,262
                                           ------------    ------------    ------------

        Other income (expense)                     (432)          8,058           1,363
                                           ------------    ------------    ------------

NET INCOME TO PARTNERS                     $    140,458    $    127,064    $    118,560
                                           ============    ============    ============



                        NORTHERN BORDER PIPELINE COMPANY

                        STATEMENT OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)



                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               2001            2000             1999
                                           ------------    ------------    ------------


Net income to partners                     $    140,458    $    127,064    $    118,560
Other comprehensive income:
   Transition adjustment from
     adoption of SFAS No. 133                    10,347              --              --
   Change associated with current
     period hedging transactions                 (1,174)             --              --
                                           ------------    ------------    ------------

Total comprehensive income                 $    149,631    $    127,064    $    118,560
                                           ============    ============    ============



              The accompanying notes are an integral part of these
                             financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                             STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)



                                                                   YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------
                                                            2001            2000           1999
                                                        ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                               $    140,458    $    127,064    $    118,560
                                                        ------------    ------------    ------------
   Adjustments to reconcile net income to
   partners to net cash provided by
   operating activities:
      Depreciation and amortization                           57,881          57,682          51,962
      Provision for rate refunds                               2,036          25,082           2,317
      Rate refunds paid                                       (6,762)        (22,673)             --
      Allowance for equity funds used
        during construction                                     (925)           (305)           (101)
      Reserves and deferred credits                              736          (5,806)            880
      Changes in components of working capital                 4,583          (3,002)         (2,112)
      Other                                                     (685)         (2,075)            (40)
                                                        ------------    ------------    ------------

           Total adjustments                                  56,864          48,903          52,906
                                                        ------------    ------------    ------------

      Net cash provided by operating activities              197,322         175,967         171,466
                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant
      and equipment, net                                     (54,659)        (15,523)       (101,678)
                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                (143,032)       (134,904)       (127,163)
   Issuance of long-term debt, net                           385,400          75,000         289,026
   Retirement of long-term debt                             (374,000)       (111,000)       (263,000)
   Increase (decrease) in bank overdrafts                    (22,437)         22,437              --
   Proceeds received (paid) upon termination of
      derivatives                                             (4,070)             --          12,896
   Long-term debt financing costs                             (2,567)           (241)         (1,626)
                                                        ------------    ------------    ------------

      Net cash used in financing activities                 (160,706)       (148,708)        (89,867)
                                                        ------------    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      (18,043)         11,736         (20,079)

Cash and cash equivalents-beginning of year                   29,046          17,310          37,389
                                                        ------------    ------------    ------------

Cash and cash equivalents-end of year                   $     11,003    $     29,046    $     17,310
                                                        ============    ============    ============


Changes in components of working capital:
   Accounts receivable                                  $      3,432    $     (6,087)   $     (8,145)
   Materials and supplies                                       (163)         (1,767)            (10)
   Prepaid expenses and other                                 (1,484)            455            (275)
   Accounts payable                                            1,643           1,585          (4,598)
   Accrued taxes other than income                              (970)          1,847           6,462
   Accrued interest                                            2,125          (2,103)          4,741
   Over/under recovered cost of service                           --           3,068            (287)
                                                        ------------    ------------    ------------

   Total                                                $      4,583    $     (3,002)   $     (2,112)
                                                        ============    ============    ============










              The accompanying notes are an integral part of these
                             financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                 (IN THOUSANDS)



                                                                       TC             NORTHERN
                                   TRANSCANADA                      PIPELINES          BORDER        ACCUMULATED
                                     BORDER         TRANSCAN       INTERMEDIATE     INTERMEDIATE        OTHER             TOTAL
                                   PIPELINE         NORTHERN         LIMITED           LIMITED       COMPREHENSIVE      PARTNERS'
                                      LTD.             LTD.         PARTNERSHIP      PARTNERSHIP        INCOME           EQUITY
                                 -------------    -------------    -------------    -------------    -------------    -------------

Partners' Equity at
   December 31, 1998             $      50,606    $     202,425    $          --    $     590,407    $          --    $     843,438

Net income to
   partners                              2,930           11,715           20,923           82,992               --          118,560

Distributions paid                      (5,206)         (20,819)         (12,124)         (89,014)              --         (127,163)

Ownership transfer                     (48,330)        (193,321)         241,651               --               --               --
                                 -------------    -------------    -------------    -------------    -------------    -------------

Partners' Equity at
   December 31, 1999                        --               --          250,450          584,385               --          834,835

Net income to
  partners                                  --               --           38,119           88,945               --          127,064

Distributions paid                          --               --          (40,471)         (94,433)              --         (134,904)
                                 -------------    -------------    -------------    -------------    -------------    -------------

Partners' Equity at
   December 31, 2000                        --               --          248,098          578,897               --          826,995

Net income to
   partners                                 --               --           42,138           98,320               --          140,458

Transition adjustment
   from adoption of
   SFAS No. 133                             --               --               --               --           10,347           10,347

Change associated
   with current period
   hedging transactions                     --               --               --               --           (1,174)          (1,174)

Distributions paid                          --               --          (42,910)        (100,122)              --         (143,032)
                                 -------------    -------------    -------------    -------------    -------------    -------------

Partners' Equity at
   December 31, 2001             $          --    $          --    $     247,326    $     577,095    $       9,173    $     833,594
                                 =============    =============    =============    =============    =============    =============






              The accompanying notes are an integral part of these
                             financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

1.      ORGANIZATION AND MANAGEMENT

        Northern Border Pipeline Company (Northern Border Pipeline) is a Texas general partnership formed in 1978. The ownership percentages of the partners in Northern Border Pipeline (Partners) at December 31, 2001 and 2000, are as follows:


                                                                                                 Ownership
                 Partner                                                                         Percentage
                 -------                                                                         ----------

        Northern Border Intermediate Limited Partnership                                            70
        TC PipeLines Intermediate Limited Partnership                                               30

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

        Northern Border Pipeline owns a 1,249-mile natural gas transmission pipeline system extending from the United States-Canadian border near Port of Morgan, Montana, to a terminus near North Hayden, Indiana.

        Northern Border Pipeline is managed by a Management Committee that includes three representatives from Northern Border Intermediate Limited Partnership (Partnership) and one representative from TC PipeLines. The Partnership's representatives selected by its general partners, Northern Plains Natural Gas Company (Northern Plains), a wholly-owned subsidiary of Enron Corp. (Enron), Pan Border Gas Company (Pan Border), a wholly-owned subsidiary of Northern Plains, and Northwest Border Pipeline Company, a wholly-owned subsidiary of The Williams Companies, Inc. (Williams), have 35%, 22.75% and 12.25%, respectively, of the voting interest on the Management Committee. The representative designated by TC PipeLines votes the remaining 30% interest. The day-to-day management of Northern Border Pipeline's affairs is the responsibility of Northern Plains (the Operator), as defined by the operating agreement between Northern Border Pipeline and Northern Plains. Northern Border Pipeline is charged for the salaries, benefits and expenses of the Operator. For the years ended December 31, 2001, 2000, and 1999, Northern Border Pipeline's charges from the Operator totaled approximately $29.5 million, $31.7 million and $29.7 million, respectively. Additionally, Northern Border Pipeline has utilized Enron affiliates for management on pipeline expansion and extension projects. See Note 10 for a discussion of Northern Border Pipeline's relationships with Enron and developments involving Enron.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (A)    Use of Estimates

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        (B)    Government Regulation

               Northern Border Pipeline is subject to regulation by the Federal Energy Regulatory Commission (FERC). Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. At December 31, 2001 and 2000, Northern Border Pipeline has reflected regulatory assets of approximately $11.5 million and $12.4 million, respectively, in other assets on the balance sheet. Northern Border Pipeline is recovering the regulatory assets from its shippers over varying time periods, which range from five to 44 years.

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

        (D)    Income Taxes

               Income taxes are the responsibility of the Partners and are not reflected in these financial statements. However, the Northern Border Pipeline FERC tariff establishes the method of accounting for and calculating income taxes and requires Northern Border Pipeline to reflect in its rates the income taxes, which would have been paid or accrued if Northern Border Pipeline were organized during the period as a corporation. As a result, for purposes of determining transportation rates in calculating the return allowed by the FERC, Partners' capital and rate base are reduced by the amount equivalent to the net accumulated deferred income taxes. Such amounts were approximately $336 million and $326 million at December 31, 2001 and 2000, respectively, and are primarily related to accelerated depreciation and other plant-related differences.

        (E)    Cash and Cash Equivalents

               Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these investments.

        (F) Property, Plant and Equipment and Related Depreciation and Amortization

               Property, plant and equipment is stated at original cost. During periods of construction, Northern Border Pipeline is permitted to capitalize an allowance for funds used during construction, which represents the estimated costs of funds used for construction purposes.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        (F) Property, Plant and Equipment and Related Depreciation and Amortization (continued)

               The original cost of property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal. No retirement gain or loss is included in income except in the case of extraordinary retirements or sales.

               Maintenance and repairs are charged to operations in the period incurred. The provision for depreciation and amortization of the transmission line is an integral part of Northern Border Pipeline's FERC tariff. The effective depreciation rates applied to Northern Border Pipeline's transmission plant in 2001, 2000 and 1999 were 2.25%, 2.25% and 2.0%, respectively. Composite rates are applied to all other functional groups of property having similar economic characteristics.

        (G)    Risk Management

               Financial instruments are used by Northern Border Pipeline in the management of its interest rate exposure. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities. Northern Border Pipeline does not use these instruments for trading purposes. See Note 6 for a discussion of Northern Border Pipeline's accounting for derivative instruments and hedging activities.

        (H)    Reclassifications

               Certain reclassifications have been made to the financial statements for prior years to conform with the current year presentation.

3.      RATES AND REGULATORY ISSUES

        Rate Case

        Northern Border Pipeline's revenue is derived from agreements with various shippers for the transportation of natural gas. It transports gas under a FERC regulated tariff. Northern Border Pipeline had used a cost of service form of tariff since its inception but agreed to convert to a stated rate form of tariff as part of the settlement of its 1999 rate case discussed below.

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

        Northern Border Pipeline filed a rate proceeding with the FERC in May 1999 for, among other things, a redetermination of its allowed equity rate of

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

3.      RATES AND REGULATORY ISSUES (continued)

        Rate Case (continued)

        return. The total annual cost of service increase due to Northern Border Pipeline's proposed changes was approximately $30 million. In June 1999, the FERC issued an order in which the proposed changes were suspended until December 1, 1999, after which the proposed changes were implemented with subsequent billings subject to refund.

        In September 2000, Northern Border Pipeline filed a stipulation and agreement with the FERC that documented the proposed settlement of its 1999 rate case. The settlement was approved by the FERC in December 2000. Under the approved settlement, effective December 1, 1999, shippers began paying stated transportation rates based on a straight fixed variable rate design. Under the straight fixed variable rate design, approximately 98% of the agreed upon revenue level is attributed to demand charges, based upon contracted firm capacity, and the remaining 2% is attributed to commodity charges, based on the volumes of gas actually transported on the system. Under the settlement, both Northern Border Pipeline and its existing shippers will not be able to seek rate changes until November 1, 2005, at which time Northern Border Pipeline must file a new rate case.

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

        Certificate application

        On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate an expansion and extension of its pipeline system into Indiana (Project
        2000). The facilities for Project 2000 were placed into service on October 1, 2001. The capital expenditures for the project are expected to be approximately $63 million, of which $60.5 million had been incurred through December 31, 2001.

4.      TRANSPORTATION SERVICE AGREEMENTS

        Operating revenues are collected pursuant to the FERC tariff through firm transportation service agreements. The firm service agreements extend for various terms with termination dates that range from March 2002 to December 2013. Northern Border Pipeline also has interruptible service agreements with numerous other shippers. Under the approved settlement of the rate case discussed in Note 3, Northern Border Pipeline will reduce the billings for the firm service agreements by one half of the revenues received from the interruptible service agreements through October 31, 2003. Northern Border Pipeline is permitted to retain revenue from interruptible transportation service to offset any decontracted firm capacity. After October 31, 2003, all revenues from interruptible transportation service will be retained by Northern Border Pipeline.

        Under the capacity release provisions of Northern Border Pipeline's FERC tariff, shippers are allowed to release all or part of their capacity either permanently for the full term of the contract or temporarily. A temporary

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


4.      TRANSPORTATION SERVICE AGREEMENTS (continued)

        capacity release does not relieve the original contract shipper from its payment obligations if the replacement shipper fails to pay for the capacity temporarily released to it.

        At December 31, 2001, Northern Border Pipeline's largest shipper, Mirant Americas Energy Marketing, LP (Mirant) is obligated for approximately 33.7% of the contracted firm capacity, which consists of the following:
        24.4% from temporary releases of firm capacity from Pan-Alberta Gas (U.S.) Inc. (PAGUS) and 9.3% from permanent releases of firm capacity from TransCanada Energy Marketing USA, Inc. (TransCanada Energy), an affiliate of TC PipeLines. The PAGUS firm service agreements expire in October 2003. The permanent release to Mirant commenced in December 2001 and the firm service agreements expire in October 2006 and December 2008. The obligations of Mirant and PAGUS are supported by various credit support arrangements, including among others, letters of credit and escrow accounts and an upstream capacity transfer agreement. Operating revenues from the Mirant and PAGUS firm service agreements and interruptible service agreements for the years ended December 31, 2001, 2000 and 1999 were $80.7 million, $78.2 million and $76.6 million, respectively.

        Some of Northern Border Pipeline's shippers are affiliated with its general partners. Enron North America (ENA), a wholly-owned subsidiary of Enron, has firm service agreements representing 3.5% of capacity, a portion of which (1.1%) has been temporarily released to a third party until October 31, 2002 (see Note 10). Transcontinental Gas Pipe Line Corporation, a subsidiary of Williams, holds a firm service agreement representing 0.7% of capacity. The firm service agreements with affiliates extend for various terms with termination dates that range from October 2002 to May 2009. Operating revenues from the affiliated firm service agreements and interruptible service agreements, including revenues from TransCanada Energy when it held capacity on Northern Border Pipeline, were $52.1 million, $58.5 million and $52.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

5.      CREDIT FACILITIES AND LONG-TERM DEBT

        Detailed information on long-term debt is as follows:

                                                             December 31,
        (Thousands of dollars)                            2001         2000
        ----------------------                         ---------    ---------

1992 Pipeline Senior Notes - average 8.53%
     and 8.49% at December 31, 2001 and 2000,
     respectively, due from 2000 to 2003               $ 143,000    $ 184,000
Pipeline Credit Agreement
     Term loan - average 2.46% and 6.95% at
       December 31, 2001 and 2000, respectively,
       due 2002                                          272,000      424,000
     Five-year revolving credit facility -
       average 6.87% at December 31, 2000                     --       45,000
1999 Pipeline Senior Notes - 7.75%, due 2009             200,000      200,000
2001 Pipeline Senior Notes - 7.50%, due 2021             250,000           --
Unamortized proceeds from termination
     of interest rate forward agreements                      --       11,107
Unamortized debt discount                                 (1,334)        (840)
                                                       ---------    ---------

Total                                                    863,666      863,267
Less: Current maturities of long-term debt               350,000       41,000
                                                       ---------    ---------

Long-term debt                                         $ 513,666    $ 822,267
                                                       =========    =========

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


5.      CREDIT FACILITIES AND LONG-TERM DEBT (continued)

        In September 2001, Northern Border Pipeline completed a private offering of $250 million of 7.50% Senior Notes due 2021, which notes were subsequently exchanged in a registered offering for notes with substantially identical terms (2001 Pipeline Senior Notes). The proceeds from the 2001 Pipeline Senior Notes were used to reduce indebtedness outstanding under the Pipeline Credit Agreement.

        In August 1999, Northern Border Pipeline completed a private offering of $200 million of 7.75% Senior Notes due 2009, which notes were subsequently exchanged in a registered offering for notes with substantially identical terms (1999 Pipeline Senior Notes). Also in August 1999, Northern Border Pipeline received approximately $12.9 million from the termination of interest rate forward agreements, which is being amortized against interest expense over the life of the 1999 Pipeline Senior Notes. The interest rate forward agreements, which had an aggregate notional amount of $150 million, had been executed in September 1998 to hedge the interest rate on a planned issuance of fixed rate debt in 1999. The proceeds from the private offering, net of debt discounts and issuance costs, and the termination of the interest rate forward agreements were used to reduce existing indebtedness under the Pipeline Credit Agreement.

        In June 1997, Northern Border Pipeline entered into a credit agreement (Pipeline Credit Agreement) with certain financial institutions, which is comprised of a $100 million five-year revolving credit facility and a $272 million term loan, both maturing in June 2002. The Pipeline Credit Agreement permits Northern Border Pipeline to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period, subject to certain parameters. Northern Border Pipeline is required to pay a facility fee on the aggregate principal commitment amount of $372 million.

        Interest paid, net of amounts capitalized, during the years ended December 31, 2001, 2000 and 1999 was $53.9 million, $68.0 million and $55.5 million, respectively.

        Aggregate required repayments of long-term debt are as follows: $350 million and $65 million for 2002 and 2003, respectively. There are no required repayment obligations for either 2004, 2005 or 2006.

        Certain of Northern Border Pipeline's long-term debt and credit arrangements contain requirements as to the maintenance of minimum partners' capital and debt to capitalization ratios which restrict the incurrence of other indebtedness by Northern Border Pipeline and also place certain restrictions on distributions to the partners of Northern Border Pipeline. Under the most restrictive of the covenants, as of December 31, 2001 and 2000, respectively, $110 million and $136 million of partners' capital of Northern Border Pipeline could be distributed.

        The following estimated fair values of financial instruments represent the amount at which each instrument could be exchanged in a current transaction between willing parties. Based on quoted market prices for similar issues with similar terms and remaining maturities, the estimated fair value of the 1992 Pipeline Senior Notes, 1999 Pipeline Senior Notes and 2001 Pipeline Senior Notes was approximately $623 million and $404 million at December 31, 2001 and 2000, respectively. Northern Border Pipeline presently intends to maintain the current schedule of maturities for the 1992 Pipeline Senior

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


5.      CREDIT FACILITIES AND LONG-TERM DEBT (continued)


        Notes, 1999 Pipeline Senior Notes and the 2001 Pipeline Senior Notes, which will result in no gains or losses on their respective repayment. The fair value of Northern Border Pipeline's variable rate debt approximates the carrying value since the interest rates are periodically adjusted to reflect current market conditions.

6.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

        As a result of the adoption of SFAS No. 133, Northern Border Pipeline reclassified approximately $11.1 million from long-term debt to accumulated other comprehensive income related to unamortized proceeds from the termination of interest rate swap agreements. Also upon adoption of SFAS No. 133, Northern Border Pipeline recorded a non-cash loss in accumulated other comprehensive income of approximately $0.8 million, related to its outstanding interest rate swap agreement with a notional amount of $40 million, which terminated in November 2001.

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

        During the year ended December 31, 2001, Northern Border Pipeline amortized approximately $1.2 million related to the terminated interest rate swap agreements as a reduction to interest expense from accumulated other comprehensive income. Northern Border Pipeline expects to amortize a comparable amount in 2002.

        In November 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $150 million related to the planned issuance of senior notes. The swaps have been designated as cash flow hedges as they were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance date of the senior notes, which is expected to occur in the second quarter of 2002. At December 31, 2001, Northern Border Pipeline recognized a non-cash gain in accumulated other comprehensive income of approximately $3.4 million, with a corresponding amount reflected in other assets on the accompanying balance sheet.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


7.      COMMITMENTS AND CONTINGENCIES

        Capital expenditures

        Total capital expenditures for 2002 are estimated to be $12 million. This includes approximately $2.5 million for Project 2000 (see Note 3). Funds required to meet the capital expenditures for 2002 are anticipated to be provided primarily from debt borrowings and operating cash flows.

        Environmental Matters

        Northern Border Pipeline is not aware of any material contingent liabilities with respect to compliance with applicable environmental laws and regulations.

        Other

        On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation (Tribes) filed a lawsuit in Tribal Court against Northern Border Pipeline to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Reservation. Based on recent decisions by the federal courts and other defenses, Northern Border Pipeline believes that the Tribes do not have the authority to impose the tax and that the lawsuit will not have a material adverse impact on Northern Border Pipeline.

        Various legal actions that have arisen in the ordinary course of business are pending. Northern Border Pipeline believes that the resolution of these issues will not have a material adverse impact on Northern Border Pipeline's results of operations or financial position.

8.      QUARTERLY FINANCIAL DATA (Unaudited)


                                                 Operating         Operating         Net Income

              (In thousands)                  Revenues, net           Income         to Partners
              --------------                  --------------        -----------     ------------


        2001
              First Quarter                        $77,040           $50,318          $35,889
              Second Quarter                        76,950            46,706           31,632
              Third Quarter                         77,932            48,083           35,537
              Fourth Quarter                        81,166            51,134           37,400
        2000
              First Quarter                        $76,241           $44,628          $28,744
              Second Quarter                        77,346            44,305           29,413
              Third Quarter                         78,241            47,584           34,293
              Fourth Quarter                        79,194            47,650           34,614

9.      ACCOUNTING PRONOUNCEMENTS

        In the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


9.      ACCOUNTING PRONOUNCEMENTS (continued)

        depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Northern Border Pipeline is in the process of evaluating the application of this pronouncement.

        SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30. This standard is effective for fiscal years beginning after December 15, 2001. Northern Border Pipeline adopted SFAS No. 144 effective January 1, 2002. Northern Border Pipeline does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

10.     RELATIONSHIPS WITH ENRON

        In December 2001, Enron and certain of its subsidiaries filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court. Northern Plains was not included in the bankruptcy filing and management believes that Northern Plains will continue to be able to meet its operational and administrative service obligations under the existing operating agreement. ENA, a subsidiary of Enron, was included in the bankruptcy filing. As indicated in Note 4, ENA has firm service agreements representing approximately 3.5% of contracted capacity, a portion of which (1.1%) has been temporarily released to a third party until October 31, 2002. Northern Border Pipeline recorded a bad debt expense of approximately $1.3 million representing ENA's unpaid November and December 2001 transportation, which is included in operations and maintenance expense on the statement of income. ENA has not assumed or rejected these contracts, but its ability to use the capacity has been suspended until ENA provides adequate assurance of credit support and payment. The third party that holds the 1.1% of capacity through October 31, 2002 has filed a complaint with the FERC requesting, in effect, that its contract be deemed terminated as a consequence of ENA's filing for bankruptcy protection. Management believes this shipper's contract will remain in effect until October 31, 2002. For 2002, the estimated financial exposure for ENA's firm service agreements is approximately $9 million. Management believes that even if ENA continues to fail to perform its obligations under the firm service agreements, it will not have a material adverse impact on Northern Border Pipeline's financial condition and results of operations.

        Management plans to continue to monitor developments at Enron, to continue to assess the impact on Northern Border Pipeline of its existing agreements and relationships with Enron and to take appropriate action to protect the interests of Northern Border Pipeline.

11.     SUBSEQUENT EVENTS

        Northern Border Pipeline makes distributions to it general partners approximately one month following the end of the quarter. The distribution for the fourth quarter of 2001 of approximately $39.2 million was paid February 1, 2002.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE


To Northern Border Pipeline Company:

We have audited in accordance with auditing standards generally accepted in the United States of America, the financial statements of Northern Border Pipeline Company included in this Form 10-K and have issued our report thereon dated March 8, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Northern Border Pipeline Company listed in Item 14 of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                           KPMG LLP

Omaha, Nebraska,
  March 8, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To Northern Border Pipeline Company:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements as of December 31, 2000, and for each of the two years in the period ended December 31, 2000, of Northern Border Pipeline Company included in this Form 10-K and have issued our report thereon dated January 22, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Northern Border Pipeline Company listed in Item 14 of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Omaha, Nebraska,
  January 22, 2001

                                                                     SCHEDULE II

                        NORTHERN BORDER PIPELINE COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)



Column A                   Column B               Column C                        Column D             Column E
-------------------------------------------------------------------------------------------------------------------
                                                  Additions
                                            -----------------------           Deductions
                           Balance at       Charged to      Charged         For Purpose For
                           Beginning        Costs and       to Other        Which Reserves            Balance at
Description                 of Year          Expenses       Accounts        Were Created             End of Year
------------              ------------      ------------------------   ---------------------------------------------

Reserve for
  regulatory issues
      2001                  $1,800             $  731           $--                 $   --              $2,531
      2000                  $7,376             $1,800           $--                 $7,376              $1,800
      1999                  $6,726             $  650           $--                 $   --              $7,376

Allowance for
  doubtful accounts
      2001                  $   --             $3,176           $--                 $   --              $3,176


                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
*3.1                     Northern Border Pipeline Company General Partnership
                         Agreement between Northern Plains Natural Gas Company,
                         Northwest Border Pipeline Company, Pan Border Gas
                         Company, TransCanada Border Pipeline Ltd. and TransCan
                         Northern Ltd., effective March 9, 1978, as amended
                         (Exhibit 10.2 to Northern Border Partners, L.P.'s Form
                         S-1, SEC File No. 33-66158 ("Form S-1")).

*4.1 Indenture, dated as of August 17, 1999, between the registrant and Bank One Trust Company, NA, successor to
                         The First National Bank of Chicago, as trustee
                         (Exhibit 4.1 to Northern Border Pipeline Company's Form
                         S-4 Registration Statement, Registration No. 333-88577
                         ("Form S-4")

*4.2                     Indenture, dated as of September 17, 2001, between
                         Northern Border Pipeline Company and Bank One Trust
                         Company, N.A. (Exhibit 4.2 to Northern Border Pipeline
                         Company's Registration Statement on Form S-4,
                         Registration No. 333-73282 ("2001 Form S-4").

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

*10.4                    Northern Border Pipeline Company U.S. Shippers Service
                         Agreement between Northern Border Pipeline Company and
                         Enron Gas Marketing, Inc., dated June 22, 1990 (Exhibit
                         10.10 to Form S-1).

*10.5                    Amended Exhibit A to Northern Border Pipeline Company
                         U.S. Shippers Service Agreement between Northern Border
                         Pipeline Company and Enron Gas Marketing, Inc. (Exhibit
                         10.10.1 to Northern Border Partners L.P.'s Form 10-K for the year ended December 31, 1993, SEC File No.
                         1-12202 ("1993 10-K")).

*10.6                    Amended Exhibit A to Northern Border Pipeline U.S.
                         Shippers Service Agreement between Northern Border
                         Pipeline Company and Enron Gas Marketing, Inc., effective November 1, 1994 (Exhibit 10.10.2 to Northern
                         Border Partners, L.P.'s Form 10-K for the year ended
                         December 31, 1994, SEC File No. 1-12202 ("1994 10-K")).

*10.7                    Amended Exhibit A's to Northern Border Pipeline Company
                         U.S. Shipper Service Agreement effective, August 1,
                         1995 and November 1, 1995 (Exhibit 10.10.3 to 1995
                         10-K).

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
*10.8                    Amended Exhibit A to Northern Border Pipeline Company
                         U.S. Shipper Service Agreement effective April l, 1998
                         (Exhibit 10.10.4 to Northern Border Partners, L.P.'s
                         Form 10-K for the year ended December 31, 1997, SEC
                         File No. 1-12202 ("1997 10-K")).

 10.9                    Guaranty made by Enron Corp., dated August 8, 1989.

*10.10                   Seventh Supplement Amending Northern Border Pipeline
                         Company General Partnership Agreement (Exhibit 10.15 to
                         Form S-1).

*10.11                   Eighth Supplement Amending Northern Border Pipeline
                         Company General Partnership Agreement (Exhibit 10.15 of Form S-4).

*10.12                   Form of Conveyance, Contribution and Assumption
                         Agreement among Northern Plains Natural Gas Company,
                         Northwest Border Pipeline Company, Pan Border Gas
                         Company, Northern Border Partners, L.P., and Northern
                         Border Intermediate Limited Partnership (Exhibit 10.16 to Form S-1).

*10.13                   Northern Border Pipeline Company U.S. Shippers Service
                         Agreement between Northern Border Pipeline Company and
                         Transcontinental Gas Pipe Line Corporation, dated July
                         14, 1983, with Amended Exhibit A effective February 11,
                         1994 (Exhibit 10.17 to 1995 10-K).

*10.14                   Form of Credit Agreement among Northern Border Pipeline
                         Company, The First National Bank of Chicago, as
                         Administrative Agent, The First National Bank of
                         Chicago, Royal Bank of Canada, and Bank of America
                         National Trust and Savings Association, as Syndication
                         Agents, First Chicago Capital Markets, Inc., Royal Bank of Canada, and BancAmerica Securities, Inc, as Joint
                         Arrangers and Lenders (as defined therein) dated as of June 16, 1997 (Exhibit 10(c) to Amendment No. 1 to
                         Northern Border Partners, L.P. Form S-3, SEC File No
                         333-40601 ("Form S-3")).

*10.15                   Northern Border Pipeline Company U.S. Shippers Service
                         Agreement between Northern Border Pipeline Company and
                         Enron Capital & Trade Resources Corp. dated October 15,
                         1997 (Exhibit 10.21 to 1997 10-K).

 10.16                    Guaranty made by Enron Corp., dated October 20, 1997.

*10.17                   Northern Border Pipeline Company U.S. Shippers Service
                         Agreement between Northern Border Pipeline Company and
                         Enron Capital & Trade Resources Corp. dated October 15,
                         1997 (Exhibit 10.22 to 1997 10-K).

 10.18                    Guaranty made by Enron Corp., dated October 20, 1997.

*10.19                   Northern Border Pipeline Company U.S. Shippers Service
                         Agreement between Northern Border Pipeline Company and
                         Enron Capital & Trade Resources Corp. dated August 5,
                         1997 with Amendment dated September 25, 1997 (Exhibit
                         10.25 to 1997 10-K).

 10.20                    Guaranty made by Enron Corp., dated April 29, 1997 and
                         Confirmation dated November 19, 1998.

*10.21                   Northern Border Pipeline Company U.S. Shippers Service
                         Agreement between Northern Border Pipeline Company and
                         Enron Capital & Trade Resources Corp. dated August 5,
                         1997 (Exhibit 10.26 to 1997 10-K).

 10.22                   Guaranty made by Enron Corp., dated April 29, 1997.

*10.23                   Northern Border Pipeline Company Agreement among
                         Northern Plains Natural Gas Company, Pan Border Gas
                         Company, Northwest Border Pipeline Company, TransCanada
                         Border PipeLine Ltd., TransCan Northern Ltd., Northern
                         Border Intermediate Limited Partnership, Northern
                         Border Partners, L.P., and the

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
                         Management Committee of Northern Border Pipeline,
                         dated as of March 17, 1999 (Exhibit No. 10.21 to
                         Northern Border Partners, L.P.'s Form 10-K for the year
                         ended December 31, 1998, SEC File No. 1-12202
                         ("1998 10-K")).

*10.24                   Form of Contribution, Conveyance and Assumption
                         Agreement among TC PipeLines, LP and certain other parties. (Exhibit 10.2 to TC PipeLines, LP's Form S-1,
                         SEC File No. 333-69947 ("TC Form S-1")).

*10.25                   Amended Exhibit A to Northern Border Pipeline Company
                         U.S. Shippers Service Agreement between Northern Border
                         Pipeline Company and Enron Capital & Trade Resources
                         Corp. effective November 1, 1998 (Exhibit 10.15.1 to TC
                         Form S-1).

*10.26                   Amended Exhibit A to Northern Border Pipeline Company
                         U.S. Shippers Service Agreement between Northern Border
                         Pipeline Company and Enron Capital & Trade Resources
                         Corp. effective April 2, 1999 (Exhibit 10.16.1 to TC
                         Form S-1).

*10.27                   Northern Border Pipeline Company U.S. Shippers Service
                         Agreement between Northern Border Pipeline Company and
                         Pan-Alberta Gas (U.S.) Inc., dated October 1, 1993, with Amended Exhibit A effective June 22, 1998 (Exhibit
                         10.25 to TC Form S-1).

*10.28                   Northern Border Pipeline Company U.S. Shippers Service
                         Agreement between Northern Border Pipeline Company and
                         Pan-Alberta Gas (U.S.) Inc. (successor to Natgas U.S.
                         Inc.), dated October 6, 1989, with Amended Exhibit A effective April 2, 1999 (Exhibit 10.26 to TC Form S-1).

*10.29                   Northern Border Pipeline Company U.S. Shippers Service
                         Agreement between Northern Border Pipeline Company and
                         Pan-Alberta Gas (U.S.) Inc., dated October 1, 1992, with Amended Exhibit A effective June 22, 1998 (Exhibit
                         10.27 to TC Form S-1).

*10.30                   Project Management Agreement by and between Northern
                         Plains Natural Gas Company and Enron Engineering &
                         Construction Company, dated March 1, 1996 (Exhibit
                         10.39 to Form S-4).

*10.31                   Employment Agreement between Northern Plains Natural
                         Gas Company and William R. Cordes effective June 1,
                         2001 (Exhibit 10.27 to Northern Border Partners,
                         L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*10.32                   Amendment to Employment Agreement between Northern
                         Plains Natural Gas Company and William R. Cordes, effective September 25, 2001 (Exhibit 10.36 to 2001
                         Form S-4).

*10.33                   Ninth Supplement Amending Northern Border Pipeline
                         Company General Partnership Agreement (Exhibit 10.37 to 2001 Form S-4).

*10.34                   Northern Border Pipeline Company U.S. Shipper Service
                         Agreement between Northern Border Pipeline Company and
                         Enron North America Corp., dated October 29, 2001
                         (Exhibit 10.38 to 2001 Form S-4).

 10.35                   Northern Border Pipeline Company U.S. Shipper Service
                         Agreement between Northern Border Pipeline Company and
                         Enron North America Corp., dated October 29, 2001

 10.36                   Guaranty made by Enron Corp., dated October 31, 2001.

*99.1                    Northern Border Phantom Unit Plan (Exhibit 99.1 to
                         Northern Border Partners, L.P.'s Registration No.
                         333-66949 and Exhibit 99.1 to Northern Border Partners,
                         L.P.'s Registration No. 333-72696).

            * Indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.