Form 10-Q
period 2002-03-31
NORTHERN BORDER PIPELINE CO
filed 2002-05-14
CIK 1095355

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2002




                        Commission File Number 333-88577
                        NORTHERN BORDER PIPELINE COMPANY
             (Exact name of registrant as specified in its charter)


               Texas                                      74-2684967
  --------------------------------             -------------------------------
  (State or other jurisdiction of              (I.R.S. Employer Identification
  incorporation or organization)                           Number)



      1111 South 103rd Street
          Omaha, Nebraska                                 68124-1000
  -------------------------------              -------------------------------
  (Address of principal executive                         (Zip code)
             offices)


                                 (402) 398-7700
              ---------------------------------------------------
              (Registrant's telephone number, including area code)



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]




                                     1 OF 16

                        NORTHERN BORDER PIPELINE COMPANY

                                TABLE OF CONTENTS



                                                                           Page No.
                                                                           --------
PART I.       FINANCIAL INFORMATION

      ITEM 1. Financial Statements

              Statement of Income -
                  Three Months Ended March 31, 2002 and 2001                  3
              Statement of Comprehensive Income -
                  Three Months Ended March 31, 2002 and 2001                  3
              Balance Sheet - March 31, 2002
                  and December 31, 2001                                       4
              Statement of Cash Flows -
                  Three Months Ended March 31, 2002 and 2001                  5
              Statement of Changes in Partners' Equity -
                  Three Months Ended March 31, 2001                           6
              Notes to Financial Statements                                   7

      ITEM 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              10

      ITEM 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                                14

PART II.      OTHER INFORMATION

      ITEM 6. Exhibits and Reports on Form 8-K                               15

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        NORTHERN BORDER PIPELINE COMPANY
                               STATEMENT OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                              --------------------------
                                               2002               2001
                                              -------            -------
OPERATING REVENUES
   Operating revenues                         $78,155            $79,097
   Provision for rate refunds                      --             (2,057)
                                              -------            -------
      Operating revenues, net                  78,155             77,040
                                              -------            -------
OPERATING EXPENSES
   Operations and maintenance                   7,206              8,549
   Depreciation and amortization               14,494             14,454
   Taxes other than income                      6,560              3,719
                                              -------            -------
      Operating expenses                       28,260             26,722
                                              -------            -------
OPERATING INCOME                               49,895             50,318
                                              -------            -------
INTEREST EXPENSE                               13,020             15,055
                                              -------            -------
OTHER INCOME                                      795                626
                                              -------            -------
NET INCOME TO PARTNERS                        $37,670            $35,889
                                              =======            =======





                        NORTHERN BORDER PIPELINE COMPANY
                        STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        --------------------------
                                                         2002               2001
                                                        -------            -------
Net income to partners                                  $37,670            $35,889
Other comprehensive income:
   Transition adjustment from adoption
     of SFAS No. 133                                         --             10,347
   Change associated with current period
     hedging transactions                                 1,245              2,441
                                                        -------            -------
Total comprehensive income                              $38,915            $48,677
                                                        =======            =======




   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                                  BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         MARCH 31,            DECEMBER 31,
ASSETS                                                     2002                  2001
                                                        ----------            ----------
CURRENT ASSETS
   Cash and cash equivalents                            $   15,494            $   11,003
   Accounts receivable                                      28,010                29,704
   Materials and supplies, at cost                           4,712                 4,873
   Prepaid expenses and other                                1,345                 1,731
                                                        ----------            ----------

      Total current assets                                  49,561                47,311
                                                        ----------            ----------

NATURAL GAS TRANSMISSION PLANT
   Property, plant and equipment                         2,429,167             2,432,553
   Less: Accumulated provision for
      depreciation and amortization                        755,773               746,888
                                                        ----------            ----------

      Property, plant and equipment, net                 1,673,394             1,685,665
                                                        ----------            ----------

OTHER ASSETS                                                20,108                18,893
                                                        ----------            ----------

      Total assets                                      $1,743,063            $1,751,869
                                                        ==========            ==========


LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                 $  119,456            $  350,000
   Accounts payable                                          7,995                 5,293
   Accrued taxes other than income                          25,770                27,167
   Accrued interest                                         13,883                16,526
                                                        ----------            ----------

      Total current liabilities                            167,104               398,986
                                                        ----------            ----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                  737,242               513,666
                                                        ----------            ----------

RESERVES AND DEFERRED CREDITS                                5,386                 5,623
                                                        ----------            ----------

PARTNERS' EQUITY
   Partners' capital                                       822,913               824,421
   Accumulated other comprehensive income                   10,418                 9,173
                                                        ----------            ----------

      Total partners' equity                               833,331               833,594
                                                        ----------            ----------

      Total liabilities and partners' equity            $1,743,063            $1,751,869
                                                        ==========            ==========



The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        2002                  2001
                                                                                      --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                                                             $ 37,670             $ 35,889
                                                                                      --------             --------

   Adjustments to reconcile net income to partners to net cash provided by operating activities:
      Depreciation and amortization                                                     14,585               14,546
      Provision for rate refunds                                                            --                2,036
      Rate refunds paid                                                                     --               (6,762)
      Changes in components of working capital                                             903               (7,433)
      Other                                                                               (361)                (375)
                                                                                      --------             --------

           Total adjustments                                                            15,127                2,012
                                                                                      --------             --------

      Net cash provided by operating activities                                         52,797               37,901
                                                                                      --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant
      and equipment                                                                     (2,058)              (4,596)
                                                                                      --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to Partners                                                           (39,178)             (31,401)
   Issuance of long-term debt                                                           20,000               17,000
   Retirement of long-term debt                                                        (27,000)             (10,000)
   Decrease in bank overdraft                                                               --              (22,437)
   Long-term debt financing costs                                                          (70)                  --
                                                                                      --------             --------

      Net cash used in financing activities                                            (46,248)             (46,838)
                                                                                      --------             --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  4,491              (13,533)

Cash and cash equivalents-beginning of period                                           11,003               29,046
                                                                                      --------             --------

Cash and cash equivalents-end of period                                               $ 15,494             $ 15,513
                                                                                      ========             ========

-----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
      Interest (net of amount capitalized)                                            $ 15,772             $ 23,837
                                                                                      ========             ========

Changes in components of working capital:
      Accounts receivable                                                             $  1,694             $  4,001
      Materials and supplies                                                               161                   30
      Prepaid expenses and other                                                           386                  247
      Accounts payable                                                                   2,702                 (808)
      Accrued taxes other than income                                                   (1,397)              (2,318)
      Accrued interest                                                                  (2,643)              (8,585)
                                                                                      --------             --------

        Total                                                                         $    903             $ (7,433)
                                                                                      ========             ========



   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     TC             NORTHERN
                                                  PIPELINES          BORDER           ACCUMULATED
                                                 INTERMEDIATE      INTERMEDIATE          OTHER               TOTAL
                                                   LIMITED           LIMITED          COMPREHENSIVE        PARTNERS'
                                                 PARTNERSHIP       PARTNERSHIP           INCOME             EQUITY
                                                 -----------       -----------           ------             ------
  Balance at December 31, 2001                     $247,326           $577,095          $ 9,173            $833,594

  Net income to partners                             11,302             26,368               --              37,670

  Change associated with current
    period hedging transactions                         --                 --             1,245               1,245

  Distributions to partners                         (11,753)           (27,425)              --             (39,178)
                                                   --------           --------          -------            --------
  Balance at March 31, 2002                        $246,875           $576,038          $10,418            $833,331
                                                   ========           ========          =======            ========





   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The financial statements included herein have been prepared by Northern Border Pipeline Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, Northern Border Pipeline believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2001.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      In 2001, Northern Border Pipeline adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and SFAS No. 138. All derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. Any change in the derivative's fair value is recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying cash flow hedges allows a derivative's gains and losses to be recorded in accumulated other comprehensive income.

      Northern Border Pipeline records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges. During the three months ended March 31, 2002, Northern Border Pipeline amortized approximately $0.3 million related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income and expects to amortize comparable amounts in each of the remaining quarters of 2002.

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


      In November 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $150 million related to the planned issuance of senior notes. The swaps were designated as cash flow hedges as they were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance date of the senior notes, which occurred in the second quarter of 2002 (see Note 4). At March 31, 2002, Northern Border Pipeline recognized a non-cash gain in accumulated other comprehensive income of approximately $4.9 million with a corresponding amount reflected in other assets on the accompanying balance sheet.

3.    ACCOUNTING PRONOUNCEMENTS

      In the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30. This standard is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, Northern Border Pipeline adopted SFAS No. 144, which did not have a material impact on its financial position or results of operations.

      Also in 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Northern Border Pipeline is in the process of evaluating the application of this pronouncement.

4.    SUBSEQUENT EVENTS

      In April 2002, Northern Border Pipeline completed a private offering of $225 million of 6.25% Senior Notes due 2007 ("2002 Pipeline Senior Notes"). Northern Border Pipeline also entered into a registration rights agreement with the initial purchasers in the private offering in which Northern Border Pipeline agreed, among other things, to use its reasonable best efforts to exchange the 2002 Pipeline Senior Notes for notes registered under the Securities Act of 1933 with substantially identical terms. The indenture under which the 2002 Pipeline Senior Notes was issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does contain material financial covenants, including restrictions on incurrence of

                   ITEM 1. FINANCIAL STATEMENTS - (CONCLUDED)

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


secured indebtedness. The proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million were used to reduce indebtedness outstanding. Upon issuance of the 2002 Pipeline Senior Notes, Northern Border Pipeline terminated the forward starting interest rate swaps and received approximately $2.4 million, which will be recognized as a reduction in interest expense over the life of the 2002 Pipeline Senior Notes.

      Northern Border Pipeline makes distributions to its general partners approximately one month following the end of the quarter. The distribution for the first quarter of 2002 of approximately $40.8 million was paid May 1, 2002.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        NORTHERN BORDER PIPELINE COMPANY


      Northern Border Pipeline's discussion and analysis of its financial condition and results of operations is based on its Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. You should read the following discussion and analysis in conjunction with the Financial Statements included elsewhere in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Certain amounts included in or affecting Northern Border Pipeline's Financial Statements and related disclosures must be estimated, requiring it to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Any effects on Northern Border Pipeline's business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

      Northern Border Pipeline's significant accounting policies are summarized in Note 2 - Notes to Financial Statements included in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2001. Certain of Northern Border Pipeline's accounting policies are of more significance in its financial statement preparation process than others. Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under generally accepted accounting principles for nonregulated entities. Northern Border Pipeline's long-lived assets are stated at original cost. Northern Border Pipeline must use estimates in determining the economic useful lives of those assets. For utility property, no retirement gain or loss is included in income except in the case of extraordinary retirements or sales. The original cost of utility property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal. Finally, Northern Border Pipeline's accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

RESULTS OF OPERATIONS

FIRST QUARTER 2002 COMPARED WITH FIRST QUARTER 2001

      Net income to partners increased $1.8 million (5%) for the first quarter of 2002, as compared to the same period in 2001. Northern Border Pipeline's operating results benefited from reductions in interest rates, which reduced its interest expense for 2002 as compared to 2001.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY


      Operating revenues, net increased $1.1 million (1%) for the first quarter of 2002, as compared to the same period in 2001, due primarily to additional revenues of approximately $3.4 million related to a pipeline expansion and extension project completed in October 2001 ("Project 2000"). The impact of the additional revenues associated with Project 2000 was partially offset by uncollected revenues associated with the transportation capacity held by Enron North America Corp. ("ENA"), which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On Northern Border Pipeline's Business"). For the first quarter of 2002, the revenues lost on this capacity totaled approximately $1.5 million.

     Operations and maintenance expense decreased $1.3 million (16%) for the first quarter of 2002, as compared to the same period in 2001, due primarily to a decrease in employee benefits and administrative expenses.

      Taxes other than income increased $2.8 million (76%) for the first quarter of 2002, as compared to the same period in 2001. The 2001 amount included reductions to previous estimates of ad valorem taxes.

      Interest expense decreased $2.0 million (14%) for the first quarter of 2002, as compared to the same period in 2001, due primarily to a decrease in Northern Border Pipeline's average interest rate between 2001 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND CREDIT FACILITIES

      Northern Border Pipeline's debt and credit facilities outstanding at March 31, 2002, are as follows:

                                                Payments Due by Period
                                            --------------------------
                                            Current Portion
                                              (Less Than     Long-Term
                                    Total       1 Year)       Portion
----------------------------------------------------------------------
                                           (In Thousands)
  Pipeline Credit
    Agreement, average 2.08%       $265,000    $ 41,456      $223,544
  1992 Series C and D
    Senior Notes, average 8.53%     143,000      78,000        65,000
  7.75% Senior Notes due 2009       200,000          --       200,000
  7.50% Senior Notes due 2021       250,000          --       250,000
                                   --------    --------      --------

Total                              $858,000    $119,456      $738,544
                                   ========    ========      ========

      Northern Border Pipeline had previously entered into a 1997 credit agreement ("Pipeline Credit Agreement") with certain financial institutions, which is comprised of a $100 million five-year revolving credit facility and a $245 million term loan, both maturing in June 2002. At March 31, 2002, $20 million was outstanding under the five-year revolving credit facility. As

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY


discussed below, the Pipeline Credit Agreement was partially repaid in April 2002. Northern Border Pipeline anticipates refinancing the Pipeline Credit Agreement with a $175 million revolving credit facility in the second quarter of 2002.

      At March 31, 2002, Northern Border Pipeline had outstanding $143 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement. The Series C Notes, with a principal amount of $78 million, mature in August 2002. The Series D Notes will mature in August 2003. Northern Border Pipeline anticipates borrowing under the refinanced Pipeline Credit Agreement to repay the Series C Notes.

      In November 2001, Northern Border Pipeline entered into forward starting interest rate swaps with notional amounts totaling $150 million related to the issuance of senior notes discussed below. The swaps were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance date of the senior notes.

      In April 2002, Northern Border Pipeline completed a private offering of $225 million of 6.25% Senior Notes due 2007 ("2002 Pipeline Senior Notes"). The indenture under which the 2002 Pipeline Senior Notes was issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million were used to reduce indebtedness outstanding under the Pipeline Credit Agreement. Upon issuance of the 2002 Pipeline Senior Notes, Northern Border Pipeline terminated the forward starting interest rate swaps and received approximately $2.4 million.

      Short-term liquidity needs will be met by operating cash flows and the refinanced Pipeline Credit Agreement. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

      Cash flows provided by operating activities increased $14.9 million to $52.8 million for the first quarter of 2002, as compared to the same period in 2001, primarily due to positive changes in working capital and the impact of rate case refunds in 2001. In 2002, working capital for the quarter increased $0.9 million as compared to a decrease in 2001 of $7.4 million. The 2001 amount reflected interest payments of $23.8 million as compared to interest payments of $15.8 million in the first quarter of 2002. Additionally in the first quarter of 2001, Northern Border Pipeline realized net cash outflows of approximately $4.7 million related to its rate case refunds. During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included approximately $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

CASH FLOWS FROM INVESTING ACTIVITIES

      Capital expenditures were $2.1 million for the first quarter of 2002 as compared to $4.6 million for the comparable period in 2001. The 2001 amount included $3.8 million for Project 2000. The remaining capital expenditures

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY


for 2002 and 2001 were primarily related to renewals and replacements of existing facilities.

      Total capital expenditures for 2002 are estimated to be $10 million, including $2 million for Project 2000. Northern Border Pipeline currently anticipates funding its 2002 capital expenditures primarily by borrowing on debt facilities and using operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows used in financing activities decreased slightly to $46.2 million for the first quarter of 2002 as compared to $46.8 million for the comparable period in 2001. Distributions to partners increased $7.8 million to $39.2 million for the first quarter of 2002, as compared to the same period in 2001. The distribution amount paid in the current quarter is determined from the prior quarter's operating results. The increase in the 2002 distribution amount was primarily due to an increase in net income in the fourth quarter of 2001 as compared to the fourth quarter of 2000. During the first quarter of 2002, Northern Border Pipeline had net repayments under the Pipeline Credit Agreement of $7.0 million as compared to net borrowings in 2001 of $7.0 million. For the first quarter of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million. At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to rate refund checks outstanding.

UPDATE ON THE IMPACT OF ENRON'S CHAPTER 11 FILING ON NORTHERN BORDER PIPELINE'S BUSINESS

      As more fully discussed in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2001, on December 2, 2001, Enron Corp. filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Certain wholly owned Enron subsidiaries, including ENA, have also filed for Chapter 11 bankruptcy protection. ENA is a party to shipper contracts obligating ENA to pay demand charges for approximately 3.5% of Northern Border Pipeline's capacity. ENA has neither assumed nor rejected these contracts, but its ability to use the capacity has been suspended until it provides adequate assurance of credit support. Northern Border Pipeline has filed with the bankruptcy court a motion to compel ENA to either assume or reject these contracts. Northern Border Pipeline has estimated its financial exposure for 2002 to be approximately $9 million of revenues under the firm transportation contracts with ENA. Northern Border Pipeline believes that failure by ENA to perform its obligations under the firm transportation contracts will not have a material adverse impact on Northern Border Pipeline's financial condition.

       On May 3, 2002, Enron presented to the creditor's committee a proposal under which certain of Enron's core energy assets would be separated from Enron's bankruptcy estate and operated prospectively as a new integrated power and pipeline company. Northern Plains Natural Gas Company and Pan Border Gas Company are proposed to be included in this company. Northern Plains

                   PART I. FINANCIAL INFORMATION - (CONCLUDED)

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

                        NORTHERN BORDER PIPELINE COMPANY


and Pan Border are general partners of Northern Border Intermediate Limited Partnership, which owns a 70% interest in Northern Border Pipeline. If the creditor's committee endorses this proposal, it must then be presented to the Bankruptcy Court for approval. Northern Border Pipeline plans to continue to monitor developments at Enron, to continue to assess the impact on Northern Border Pipeline of its existing agreements and relationships with Enron and to take appropriate action to protect the interests of Northern Border Pipeline.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      The statements in this Quarterly Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of Northern Border Pipeline's operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding Northern Border Pipeline's plans to refinance its credit agreement and estimated capital expenditures for 2002. Although Northern Border Pipeline believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the December 2, 2001 filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, industry results, future demand for natural gas, availability of supplies of Canadian natural gas, political and regulatory developments that impact FERC proceedings involving Northern Border Pipeline, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, and conditions of the capital markets and equity markets.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                        NORTHERN BORDER PIPELINE COMPANY

      Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. There have not been any material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2001, in Item 7a of Northern Border Pipeline's Annual Report on Form 10-K. For more information on risk management activities, see Note 2 to Northern Border Pipeline's financial statements included elsewhere in this report.

                           PART II. OTHER INFORMATION

                        NORTHERN BORDER PIPELINE COMPANY


ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

      4.1 Indenture dated April 29, 2002, between Northern Border Pipeline and Bank One Trust Company, NA, as trustee.

      4.2 Registration Rights Agreement dated April 29, 2002, among Northern Border Pipeline and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., and BMO Nesbitt Burns Corp., as initial purchasers.

      10.1 Employment Agreement between Northern Plains Natural Gas Company and Jerry L. Peters effective April 1, 2002.

(b)   Reports on Form 8-K.

      1) Northern Border Pipeline filed a Current Report on Form 8-K, dated February 11, 2002, reporting Arthur Andersen LLP had resigned as auditors of Northern Border Pipeline effective February 5, 2002, and the subsequent appointment of KPMG LLP as its independent auditor.

      2) Northern Border Pipeline filed a Current Report on Form 8-K/A, dated February 11, 2002, reporting a letter from Arthur Andersen LLP to the Office of the Chief Accountant of the Securities and Exchange Commission.

      3) Northern Border Pipeline filed a Current Report on Form 8-K, dated February 22, 2002, reporting a subpoena issued to Enron Corp. on February 15, 2002 by the Committee on Governmental Affairs of the Senate of The United States.

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


                                               NORTHERN BORDER PIPELINE COMPANY
                                               (A Texas General Partnership)

Date: May 13, 2002                         By: /s/ Jerry L. Peters
                                               --------------------------------
                                               Jerry L. Peters
                                               Vice President, Finance and
                                                 Treasurer

                                 Exhibit Index

      4.1 Indenture dated April 29, 2002, between Northern Border Pipeline and Bank One Trust Company, NA, as trustee.

      4.2 Registration Rights Agreement dated April 29, 2002, among Northern Border Pipeline and Salomon Smith Barney Inc., Banc One Capital Markets, Inc., and BMO Nesbitt Burns Corp., as initial purchasers.

      10.1 Employment Agreement between Northern Plains Natural Gas Company and Jerry L. Peters effective April 1, 2002.