Form 10-Q
period 2002-06-30
NORTHERN BORDER PIPELINE CO
filed 2002-08-14
CIK 1095355

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2002




                        Commission File Number 333-88577
                        NORTHERN BORDER PIPELINE COMPANY
             (Exact name of registrant as specified in its charter)


             Texas                                        74-2684967
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                              Number)



    1111 South 103rd Street
        Omaha, Nebraska                                   68124-1000
-------------------------------                 -------------------------------
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

      ITEM 1. Financial Statements

              Statement of Income -
                  Three Months Ended June 30, 2002 and 2001
                  and Six Months Ended June 30, 2002 and 2001                      3
              Statement of Comprehensive Income -
                  Three Months Ended June 30, 2002 and 2001
                  and Six Months Ended June 30, 2002 and 2001                      3
              Balance Sheet - June 30, 2002
                  and December 31, 2001                                            4
              Statement of Cash Flows -
                  Six Months Ended June 30, 2002 and 2001                          5
              Statement of Changes in Partners' Equity -
                  Six Months Ended June 30, 2002                                   6
              Notes to Financial Statements                                        7

      ITEM 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                       10

      ITEM 3. Quantitative and Qualitative Disclosures About
              Market Risk                                                         15

PART II.      OTHER INFORMATION

      ITEM 6. Exhibits and Reports on Form 8-K                                    16

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        NORTHERN BORDER PIPELINE COMPANY
                               STATEMENT OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                    ---------------------      -------------------------
                                                      2002          2001          2002            2001
                                                    --------      --------      ---------       ---------
OPERATING REVENUES
   Operating revenues                               $80,173       $76,950        $158,328       $156,047
   Provision for rate refunds                            --            --              --         (2,057)
                                                    -------       -------        --------       --------

      Operating revenues, net                        80,173        76,950         158,328        153,990
                                                    -------       -------        --------       --------

OPERATING EXPENSES
   Operations and maintenance                         7,198         8,989          14,404         17,538
   Depreciation and amortization                     14,493        14,239          28,987         28,693
   Taxes other than income                            6,468         7,016          13,028         10,735
                                                    -------       -------        --------       --------

      Operating expenses                             28,159        30,244          56,419         56,966
                                                    -------       -------        --------       --------

OPERATING INCOME                                     52,014        46,706         101,909         97,024
                                                    -------       -------        --------       --------

INTEREST EXPENSE                                     13,756        13,716          26,776         28,771
                                                    -------       -------        --------       --------

OTHER INCOME (EXPENSE)                                  248        (1,358)          1,043           (732)
                                                    -------       -------        --------       --------

NET INCOME TO PARTNERS                              $38,506       $31,632        $ 76,176       $ 67,521
                                                    =======       =======        ========       ========



                        NORTHERN BORDER PIPELINE COMPANY
                        STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                    ---------------------        ----------------------
                                                     2002          2001           2002           2001
                                                    -------       -------        -------        -------
Net income to partners                              $38,506       $31,632        $76,176        $67,521
Other comprehensive income:
   Transition adjustment from
     adoption of SFAS No. 133                            --            --             --         10,347
   Change associated with current
     period hedging transactions                     (2,882)        5,165         (1,637)         7,606
                                                    -------       -------        -------        -------
Total comprehensive income                          $35,624       $36,797        $74,539        $85,474
                                                    =======       =======        =======        =======







   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                                  BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           JUNE 30,           DECEMBER 31,
ASSETS                                                                      2002                 2001
------                                                                    ----------          ------------
CURRENT ASSETS
   Cash and cash equivalents                                              $    5,501           $   11,003
   Accounts receivable                                                        30,874               29,704
   Materials and supplies, at cost                                             4,710                4,873
   Prepaid expenses and other                                                  1,112                1,731
                                                                          ----------           ----------
      Total current assets                                                    42,197               47,311
                                                                          ----------           ----------

NATURAL GAS TRANSMISSION PLANT
   Property, plant and equipment                                           2,429,407            2,432,553
   Less: Accumulated provision for
      depreciation and amortization                                          769,234              746,888
                                                                          ----------           ----------
      Property, plant and equipment, net                                   1,660,173            1,685,665
                                                                          ----------           ----------

OTHER ASSETS                                                                  23,779               18,893
                                                                          ----------           ----------
      Total assets                                                        $1,726,149           $1,751,869
                                                                          ==========           ==========


LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                                   $   78,000           $  350,000
   Accounts payable                                                            7,391                5,293
   Accrued taxes other than income                                            23,626               27,167
   Accrued interest                                                           16,443               16,526
                                                                          ----------           ----------
      Total current liabilities                                              125,460              398,986
                                                                          ----------           ----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                    767,123              513,666
                                                                          ----------           ----------
RESERVES AND DEFERRED CREDITS                                                  5,386                5,623
                                                                          ----------           ----------

PARTNERS' EQUITY
   Partners' capital                                                         820,644              824,421
   Accumulated other comprehensive income                                      7,536                9,173
                                                                          ----------           ----------
      Total partners' equity                                                 828,180              833,594
                                                                          ----------           ----------
      Total liabilities and partners' equity                              $1,726,149           $1,751,869
                                                                          ==========           ==========






   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                          ---------------------------
                                                               2002              2001
                                                          ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                                 $  76,176         $  67,521
                                                          ---------         ---------
   Adjustments to reconcile net income to partners
    to net cash provided by operating activities:
      Depreciation and amortization                          29,170            28,877
      Provision for rate refunds                                 --             2,036
      Rate refunds paid                                          --            (6,762)
      Changes in components of working capital               (1,914)           (1,102)
      Other                                                    (468)             (694)
                                                          ---------         ---------
           Total adjustments                                 26,788            22,355
                                                          ---------         ---------
      Net cash provided by operating activities             102,964            89,876
                                                          ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant
      and equipment                                          (3,177)          (15,637)
                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to Partners                                (79,953)          (69,870)
   Issuance of long-term debt                               316,894            40,000
   Retirement of long-term debt                            (342,000)          (35,000)
   Proceeds received upon termination of
     derivatives                                              2,351                --
   Decrease in bank overdraft                                    --           (22,437)
   Long-term debt financing costs                            (2,581)               --
                                                          ---------         ---------
      Net cash used in financing activities                (105,289)          (87,307)
                                                          ---------         ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      (5,502)          (13,068)

Cash and cash equivalents-beginning of period                11,003            29,046
                                                          ---------         ---------

Cash and cash equivalents-end of period                   $   5,501         $  15,978
                                                          =========         =========

-------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:

   Cash paid for:
      Interest (net of amount capitalized)                $  27,073         $  30,151
                                                          =========         =========

Changes in components of working capital:
      Accounts receivable                                 $  (1,170)        $   5,873
      Materials and supplies                                    163               105
      Prepaid expenses and other                                619               247
      Accounts payable                                        2,098              (734)
      Accrued taxes other than income                        (3,541)           (5,607)
      Accrued interest                                          (83)             (986)
                                                          ---------         ---------
        Total                                             $  (1,914)        $  (1,102)
                                                          =========         =========

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                           TC              NORTHERN
                                        PIPELINES           BORDER         ACCUMULATED
                                      INTERMEDIATE       INTERMEDIATE         OTHER              TOTAL
                                         LIMITED            LIMITED       COMPREHENSIVE        PARTNERS'
                                       PARTNERSHIP        PARTNERSHIP         INCOME            EQUITY
                                       -----------        -----------         ------            ------
   >
Balance at December 31, 2001            $247,326           $577,095          $  9,173           $833,594

Net income to partners                    22,853            53,323                 --             76,176

Change associated with current
  period hedging transactions                 --                --             (1,637)            (1,637)

Distributions to partners                (23,986)          (55,967)                --            (79,953)
                                        --------           -------           --------           --------

Balance at June 30, 2002                $246,193           $574,451          $  7,536           $828,180
                                        ========           =======           ========           ========
























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

2.    CREDIT FACILITIES AND LONG-TERM DEBT

      In April 2002, Northern Border Pipeline completed a private offering of $225 million of 6.25% Senior Notes due 2007 ("2002 Pipeline Senior Notes"). Northern Border Pipeline also entered into a registration rights agreement with the initial purchasers in the private offering in which Northern Border Pipeline agreed, among other things, to use its reasonable best efforts to exchange the 2002 Pipeline Senior Notes for notes registered under the Securities Act of 1933 with substantially identical terms. The indenture under which the 2002 Pipeline Senior Notes was issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does include restrictions on incurrence of secured indebtedness. The proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million were used to reduce indebtedness outstanding.

      Northern Border Pipeline entered into a $175 million three-year credit agreement ("2002 Pipeline Credit Agreement") with certain financial institutions in May 2002. The 2002 Pipeline Credit Agreement is to be used to refinance existing indebtedness and for general business purposes. The 2002 Pipeline Credit Agreement permits Northern Border Pipeline to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. Northern Border Pipeline is required to pay a fee on the principal commitment amount of $175 million. At June 30, 2002, $22.0 million was outstanding under the 2002 Pipeline Credit Agreement at an average interest rate of 2.47%.

      Northern Border Pipeline's debt and credit facilities contain material financial covenants. At June 30, 2002, Northern Border Pipeline was in compliance with these covenants.

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


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

      Northern Border Pipeline records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges. During the three months and six months ended June 30, 2002, Northern Border Pipeline amortized approximately $0.3 million and $0.6 million, respectively, related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income and expects to amortize comparable amounts in each of the remaining quarters of 2002.

      In November 2001, Northern Border Pipeline entered into forward starting interest rate swap agreements with notional amounts totaling $150 million related to the planned issuance of senior notes. Upon issuance of the 2002 Pipeline Senior Notes, Northern Border Pipeline terminated the forward starting interest rate swap agreements and received approximately $2.4 million, which was recorded in accumulated other comprehensive income and will be recognized as a reduction in interest expense over the life of the 2002 Pipeline Senior Notes.

      Northern Border Pipeline entered into interest rate swap agreements with notional amounts totaling $225 million in May 2002. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a fixed rate. At June 30, 2002, the average effective interest rate on the interest rate swap agreements was 3.50%. The interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the 2002 Pipeline Senior Notes. Northern Border Pipeline is reflecting a non-cash gain of approximately $6.5 million in other assets with a corresponding offset in long-term debt on the accompanying balance sheet at June 30, 2002.

                   ITEM 1. FINANCIAL STATEMENTS - (CONCLUDED)

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


4.    ACCOUNTING PRONOUNCEMENTS

      In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Northern Border Pipeline is in the process of evaluating the application of this pronouncement.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendments to FASB Statements No. 13 and Technical Corrections." SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Principles Board Opinion 30 would be classified as extraordinary. Thus, gains or losses arising from extinguishments that are part of a company's recurring operations would not be reported as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. Northern Border Pipeline does not expect the adoption of SFAS No. 145 to have a material impact on its financial position, results of operations or cash flows.

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and addresses accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under prior accounting requirements, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Northern Border Pipeline does not expect the adoption of SFAS No. 146 to have a material impact on its financial position, results of operations or cash flows.

5.    SUBSEQUENT EVENTS

      Northern Border Pipeline makes distributions to its general partners approximately one month following the end of the quarter. The distribution for the second quarter of 2002 of approximately $42.3 million was paid August 1, 2002.

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

RESULTS OF OPERATIONS

SECOND QUARTER 2002 COMPARED WITH SECOND QUARTER 2001

      Net income to partners increased $6.9 million (22%) for the second quarter of 2002, as compared to the same period in 2001. Northern Border Pipeline's operating results benefited from increased operating revenues from a pipeline expansion and extension project completed in October 2001 ("Project 2000") as well as reductions in operations and maintenance expenses. The 2001 results also included a write-off for an uncollectible receivable.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

      Operating revenues, net increased $3.2 million (4%) for the second quarter of 2002, as compared to the same period in 2001, due primarily to additional revenues of approximately $3.4 million related to Project 2000. The impact of the additional revenues associated with Project 2000 was partially offset by uncollected revenues associated with the transportation capacity held by Enron North America Corp. ("ENA"), which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On Northern Border Pipeline's Business"). For the second quarter of 2002, the revenues lost on this capacity totaled approximately $0.3 million.

     Operations and maintenance expense decreased $1.8 million (20%) for the second quarter of 2002, as compared to the same period in 2001, due primarily to a decrease in employee benefits and administrative expenses.

      Other income (expense) increased $1.6 million for the second quarter of 2002, as compared to the same period in 2001. The amount for the second quarter of 2001 includes a charge of approximately $1.7 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

      Net income to partners increased $8.7 million (13%) for the first half of 2002, as compared to the same period in 2001. Northern Border Pipeline's operating results benefited from increased operating revenues from Project 2000, reductions in interest expense due to lower interest rates as well as reductions in operations and maintenance expenses. The 2001 results also included a write-off for an uncollectible receivable.

      Operating revenues, net increased $4.3 million (3%) for the first half of 2002, as compared to the same period in 2001, due primarily to additional revenues of approximately $6.8 million related to Project 2000. The impact of the additional revenues associated with Project 2000 was partially offset by uncollected revenues associated with the transportation capacity held by ENA, which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On Northern Border Pipeline's Business"). For the first half of 2002, the revenues lost on this capacity totaled approximately $1.8 million.

     Operations and maintenance expense decreased $3.1 million (18%) for the first half of 2002, as compared to the same period in 2001, due primarily to a decrease in employee benefits and administrative expenses.

      Taxes other than income increased $2.3 million (21%) for the first half of 2002, as compared to the same period in 2001. Both the 2002 and 2001 expense included reductions to previous estimates of ad valorem taxes. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Reductions to previous estimates in 2001 exceeded reductions to previous estimates in 2002 by approximately $1.6 million. In addition, the estimates for 2002 ad valorem taxes have increased due to the completion of Project 2000 in 2001.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

      Interest expense decreased $2.0 million (7%) for the first half of 2002, as compared to the same period in 2001, due primarily to a decrease in Northern Border Pipeline's average interest rate between 2001 and 2002.

      Other income (expense) increased $1.8 million for the first half of 2002, as compared to the same period in 2001. The amount for 2001 includes a charge of approximately $1.7 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system.

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND CREDIT FACILITIES

      Northern Border Pipeline's debt and credit facilities outstanding at June 30, 2002, are as follows:

                                                             Payments Due by Period
                                                    --------------------------------------------
                                                                    Current Portion
                                                                      (Less Than       Long-Term
                                                     Total              1 Year)         Portion
------------------------------------------------------------------------------------------------
                                                                    (In Thousands)
  2002 Pipeline Credit
    Agreement, average 2.47%                        $ 22,000          $     --          $ 22,000
  1992 Series C and D
    Senior Notes, average 8.53%                      143,000            78,000            65,000
  6.25% Senior Notes due 2007                        225,000                --           225,000
  7.75% Senior Notes due 2009                        200,000                --           200,000
  7.50% Senior Notes due 2021                        250,000                --           250,000
                                                    --------          --------          --------

Total                                               $840,000          $ 78,000          $762,000
                                                    ========          ========          ========

      Northern Border Pipeline entered into a $175 million three-year credit agreement ("2002 Pipeline Credit Agreement") with certain financial institutions in May 2002. The 2002 Pipeline Credit Agreement replaced a credit agreement entered into in 1997. The 2002 Pipeline Credit Agreement is to be used to refinance existing indebtedness and for general business purposes. At June 30, 2002, $22 million was outstanding under the 2002 Pipeline Credit Agreement at an average interest rate of 2.47%.

      At June 30, 2002, Northern Border Pipeline had outstanding $143 million of senior notes issued in a $250 million private placement under a July 1992 note purchase agreement. The Series C Notes, with a principal amount of $78 million, mature in August 2002. The Series D Notes will mature in August 2003. Northern Border Pipeline anticipates borrowing under the 2002 Pipeline Credit Agreement to repay the Series C Notes.

      In April 2002, Northern Border Pipeline completed a private offering of $225 million of 6.25% Senior Notes due 2007 ("2002 Pipeline Senior Notes"). The indenture under which the 2002 Pipeline Senior Notes was issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does include restrictions on incurrence of secured indebtedness. The proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million were used to reduce indebtedness outstanding under a previous credit agreement.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY


      Short-term liquidity needs will be met by operating cash flows and the 2002 Pipeline Credit Agreement. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

      Cash flows provided by operating activities increased $13.1 million to $103.0 million for the first half of 2002, as compared to the same period in 2001, primarily due to increases in operating income and lower interest expense and the impact of rate case refunds in 2001. Operating income has increased $4.9 million between 2001 and 2002 primarily due to Project 2000 and decreases in operations and maintenance expenses and interest expense has decreased $2.0 million between 2001 and 2002 due to lower average interest rates. Additionally in the first quarter of 2001, Northern Border Pipeline realized net cash outflows of approximately $4.7 million related to its rate case refunds. During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included approximately $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

CASH FLOWS FROM INVESTING ACTIVITIES

      Capital expenditures were $3.2 million for the first half of 2002 as compared to $15.6 million for the same period in 2001. The 2002 and 2001 amounts include $0.2 million and $12.4 million, respectively, for Project 2000. The remaining capital expenditures for 2002 and 2001 were primarily related to renewals and replacements of existing facilities.

      Total capital expenditures for 2002 are estimated to be $14 million, including $2 million for Project 2000. Northern Border Pipeline currently anticipates funding its 2002 capital expenditures primarily by borrowing on debt facilities and using operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows used in financing activities were $105.3 million for the first half of 2002 as compared $87.3 million for the same period in 2001. Distributions to partners increased $10.1 million to $80.0 million for the first half of 2002, as compared to the same period in 2001. The distribution amount paid is determined from the quarterly operating results. For the second quarter of 2002, Northern Border Pipeline declared a distribution of $42.3 million, which was paid on August 1, 2002. For 2002, Northern Border Pipeline received net proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million that were used to reduce indebtedness outstanding under a previously outstanding credit agreement. During the first half of 2002, Northern Border Pipeline had net repayments under its credit agreements of $250.0 million as compared to net borrowings in 2001 of $5.0 million. In April 2002, Northern Border Pipeline received $2.4 million from the termination of forward starting interest rate swaps (see Note 3 - Notes to Financial Statements). For the first half of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million. At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to rate refund checks outstanding.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY


NEW ACCOUNTING PRONOUNCEMENTS

      See Note 4 - Notes to Financial Statements.

UPDATE ON THE IMPACT OF ENRON'S CHAPTER 11 FILING ON NORTHERN BORDER PIPELINE'S BUSINESS

      As more fully discussed in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2001, on December 2, 2001, Enron Corp. filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Certain wholly owned Enron subsidiaries, including ENA, have also filed for Chapter 11 bankruptcy protection. ENA was a party to shipper contracts obligating ENA to pay demand charges for approximately 3.4% of Northern Border Pipeline's capacity. On June 13, 2002, the Bankruptcy Court approved a Stipulation and Order entered into on May 15, 2002, by ENA and Northern Border Pipeline pursuant to which ENA agreed that all but one of the shipper contracts, representing 1.7% of pipeline capacity, will be deemed rejected and terminated. ENA must effect a permanent release of the remaining contract capacity or assume or reject the remaining contract by October 31, 2002. Northern Border Pipeline posted the available capacity and awarded approximately 94% of the capacity at maximum rates for varying terms. Payment received by Northern Border Pipeline for the capacity awarded will mitigate claims against ENA. For the period from January to June 2002, Northern Border Pipeline has realized lost revenues of approximately $1.8 million related to ENA's capacity. If it is unable to market the remaining capacity, Northern Border Pipeline has estimated its financial exposure remaining for 2002 to be approximately $1.7 million in revenues. Northern Border Pipeline is uncertain regarding the amount of damages for breach of contract or other claims that it will be able to establish in the bankruptcy proceeding, and it cannot predict the amounts, if any, that it will collect or the timing of collection. Northern Border Pipeline believes, however, that any such failure to collect will not have a material adverse effect on its financial condition, and any amounts collected will not be material.

      On May 3, 2002, Enron presented to the creditors committee a proposal under which certain of Enron's core energy assets would be separated from Enron's bankruptcy estate and operated prospectively as a new integrated power and pipeline company. Northern Plains Natural Gas Company and Pan Border Gas Company are proposed to be included in this company. Northern Plains and Pan Border are general partners of Northern Border Intermediate Limited Partnership, which owns a 70% interest in Northern Border Pipeline. If the creditors committee endorses this proposal, the inclusion of Northern Plains and Pan Border in the new company would be subject to a Section 363 auction under the supervision of the Bankruptcy Court. There is no assurance that Enron's proposal will be adopted as proposed. Even if adopted as proposed, there is no assurance as to whether Northern Plains and Pan Border would ultimately be included in the new company or sold to a different bidder in a Section 363 auction. Northern Border Pipeline plans to continue to monitor developments at Enron, to continue to assess the impact on Northern Border Pipeline of its existing agreements and relationships with Enron.

                   PART I. FINANCIAL INFORMATION - (CONCLUDED)

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

                        NORTHERN BORDER PIPELINE COMPANY


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      The statements in this Quarterly Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of Northern Border Pipeline's operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding Northern Border Pipeline's estimated capital expenditures for 2002. Although Northern Border Pipeline believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the December 2, 2001 filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, industry results, future demand for natural gas, availability of supplies of Canadian natural gas, the ability to market pipeline capacity on favorable terms, political and regulatory developments that impact FERC proceedings involving Northern Border Pipeline, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, and conditions of the capital markets and equity markets.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                        NORTHERN BORDER PIPELINE COMPANY

      Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. There have not been any material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2001, in Item 7a of Northern Border Pipeline's Annual Report on Form 10-K. For more information on risk management activities, see Note 3 to Northern Border Pipeline's financial statements included elsewhere in this report.

                           PART II. OTHER INFORMATION

                        NORTHERN BORDER PIPELINE COMPANY


ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

      1) Northern Border Pipeline filed a Current Report on Form 8-K, dated April 9, 2002, reporting a press release issued by Northern Border Pipeline that announced that Moody's Investors Service had affirmed the A3 rating of Northern Border Pipeline's senior unsecured notes.

      2) Northern Border Pipeline filed a Current Report on Form 8-K, dated May 15, 2002, reporting a Stipulation and Order entered into by Northern Border Pipeline and Enron North America Corp.

      3) Northern Border Pipeline filed a Current Report on Form 8-K, dated June 26, 2002, filing a $175 million credit agreement dated as of May 16, 2002, as an exhibit.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NORTHERN BORDER PIPELINE COMPANY
                                           (A Texas General Partnership)

Date: August 14, 2002                      By: /s/ Jerry L. Peters
                                              ---------------------------------
                                               Jerry L. Peters
                                               Vice President, Finance and
                                                  Treasurer

                                INDEX TO EXHIBIT



      99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.