Form 10-Q
period 2002-09-30
NORTHERN BORDER PIPELINE CO
filed 2002-11-15
CIK 1095355

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2002

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

                                 (402) 398-7700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

                                     1 of 20

                        NORTHERN BORDER PIPELINE COMPANY

                                TABLE OF CONTENTS

                                                                                     Page No.
                                                                                     --------
PART I.   FINANCIAL INFORMATION

     ITEM 1. Financial Statements

          Statement of Income -
            Three Months Ended September 30, 2002 and 2001
            and Nine Months Ended September 30, 2002 and 2001                           3
          Statement of Comprehensive Income -
            Three Months Ended September 30, 2002 and 2001
            and Nine Months Ended September 30, 2002 and 2001                           3
          Balance Sheet - September 30, 2002
            and December 31, 2001                                                       4
          Statement of Cash Flows -
            Nine Months Ended September 30, 2002 and 2001                               5
          Statement of Changes in Partners' Equity -
            Nine Months Ended September 30, 2002                                        6
          Notes to Financial Statements                                                 7

     ITEM 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                             11

     ITEM 3. Quantitative and Qualitative Disclosures About
             Market Risk                                                               16

     ITEM 4. Controls and Procedures                                                   17

PART II.  OTHER INFORMATION

     ITEM 6. Exhibits and Reports on Form 8-K                                          17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        NORTHERN BORDER PIPELINE COMPANY
                               STATEMENT OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                   -------------------      -------------------
                                                     2002        2001         2002       2001
                                                   -------     -------      --------   --------
OPERATING REVENUES
  Operating revenues                               $81,553     $77,932      $239,881   $233,979
  Provision for rate refunds                            --          --            --     (2,057)
                                                   -------     -------      --------   --------

    Operating revenues, net                         81,553      77,932       239,881    231,922
                                                   -------     -------      --------   --------

OPERATING EXPENSES
  Operations and maintenance                         7,540       7,182        21,944     24,720
  Depreciation and amortization                     14,514      14,234        43,501     42,927
  Taxes other than income                            7,656       8,433        20,684     19,168
                                                   -------     -------      --------   --------

    Operating expenses                              29,710      29,849        86,129     86,815
                                                   -------     -------      --------   --------

OPERATING INCOME                                    51,843      48,083       153,752    145,107
                                                   -------     -------      --------   --------

INTEREST EXPENSE                                    13,153      12,699        39,929     41,470
                                                   -------     -------      --------   --------

OTHER INCOME (EXPENSE)                                 507         153         1,550       (579)
                                                   -------     -------      --------   --------

NET INCOME TO PARTNERS                             $39,197     $35,537      $115,373   $103,058
                                                   =======     =======      ========   ========

                        NORTHERN BORDER PIPELINE COMPANY
                        STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                    ---------------------        ----------------------
                                                     2002          2001            2002          2001
                                                    -------       -------        --------      --------
Net income to partners                              $39,197      $ 35,537        $115,373      $103,058
Other comprehensive income:
  Transition adjustment from
    adoption of SFAS No. 133                             --            --              --        10,347
  Change associated with current
    period hedging transactions                        (389)      (12,045)         (2,026)       (4,439)
                                                    -------      --------        --------      --------

Total comprehensive income                          $38,808      $ 23,492        $113,347      $108,966
                                                    =======      ========        ========      ========

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                                  BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                             2002                 2001
                                                                         ------------         ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                               $   27,964           $   11,003
  Accounts receivable                                                         30,999               29,704
  Materials and supplies, at cost                                              4,703                4,873
  Prepaid expenses and other                                                   2,195                1,731
                                                                          ----------           ----------

    Total current assets                                                      65,861               47,311
                                                                          ----------           ----------

NATURAL GAS TRANSMISSION PLANT
  Property, plant and equipment                                            2,430,714            2,432,553
  Less: Accumulated provision for
    depreciation and amortization                                            781,426              746,888
                                                                          ----------           ----------

    Property, plant and equipment, net                                     1,649,288            1,685,665
                                                                          ----------           ----------

OTHER ASSETS
  Derivative financial instruments                                            19,340                3,366
  Other                                                                       16,995               15,527
                                                                          ----------           ----------

                                                                              36,335               18,893
                                                                          ----------           ----------

    Total assets                                                          $1,751,484           $1,751,869
                                                                          ==========           ==========

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                                    $   65,000           $  350,000
  Accounts payable                                                            13,643                5,293
  Accrued taxes other than income                                             26,548               27,167
  Accrued interest                                                            15,206               16,526
                                                                          ----------           ----------

    Total current liabilities                                                120,397              398,986
                                                                          ----------           ----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                    801,005              513,666
                                                                          ----------           ----------

RESERVES AND DEFERRED CREDITS                                                  5,386                5,623
                                                                          ----------           ----------

PARTNERS' EQUITY
  Partners' capital                                                          817,549              824,421
  Accumulated other comprehensive income                                       7,147                9,173
                                                                          ----------           ----------

    Total partners' equity                                                   824,696              833,594
                                                                          ----------           ----------

    Total liabilities and partners' equity                                $1,751,484           $1,751,869
                                                                          ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                           ----------------------------
                                                                              2002               2001
                                                                           ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                                                  $ 115,373          $ 103,058
                                                                           ---------          ---------

   Adjustments to reconcile net income to partners to
    net cash provided by operating activities:
      Depreciation and amortization                                           43,776             43,201
      Provision for rate refunds                                                  --              2,036
      Rate refunds paid                                                           --             (6,762)
      Changes in components of working capital                                 4,822             (1,420)
      Other                                                                     (588)              (794)
                                                                           ---------          ---------

           Total adjustments                                                  48,010             36,261
                                                                           ---------          ---------

      Net cash provided by operating activities                              163,383            139,319
                                                                           ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures for property, plant
      and equipment                                                           (6,651)           (51,087)
                                                                           ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to Partners                                               (122,245)          (104,795)
    Issuance of long-term debt                                               416,894            365,400
    Retirement of long-term debt                                            (434,000)          (337,000)
    Proceeds (payments) upon termination of
      derivatives                                                              2,351             (4,070)
    Decrease in bank overdraft                                                    --            (22,437)
    Long-term debt financing costs                                            (2,771)            (2,188)
                                                                           ---------          ---------

      Net cash used in financing activities                                 (139,771)          (105,090)
                                                                           ---------          ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       16,961            (16,858)

Cash and cash equivalents-beginning of period                                 11,003             29,046
                                                                           ---------          ---------

Cash and cash equivalents-end of period                                    $  27,964          $  12,188
                                                                           =========          =========

-----------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
      Interest (net of amount capitalized)                                 $  41,579          $  51,221
                                                                           =========          =========

Changes in components of working capital:
      Accounts receivable                                                  $  (1,295)         $   5,045
      Materials and supplies                                                     170               (190)
      Prepaid expenses and other                                                (464)            (2,067)
      Accounts payable                                                         8,350              5,479
      Accrued taxes other than income                                           (619)              (512)
      Accrued interest                                                        (1,320)            (9,175)
                                                                           ---------          ---------

        Total                                                              $   4,822          $  (1,420)
                                                                           =========          =========

  The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    TC            NORTHERN
                                                 PIPELINES         BORDER          ACCUMULATED
                                                INTERMEDIATE     INTERMEDIATE         OTHER             TOTAL
                                                  LIMITED          LIMITED         COMPREHENSIVE       PARTNERS'
                                                PARTNERSHIP      PARTNERSHIP          INCOME            EQUITY
                                              --------------    --------------    --------------     ------------
Balance at December 31, 2001                     $247,326           $577,095          $ 9,173           $ 833,594

Net income to partners                             34,612             80,761               --             115,373

Change associated with current
  period hedging transactions                          --                 --           (2,026)             (2,026)

Distributions to partners                         (36,674)           (85,571)              --            (122,245)
                                                 --------           --------          -------           ---------

Balance at September 30, 2002                    $245,264           $572,285          $ 7,147           $ 824,696
                                                 ========           ========          =======           =========

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

2.       ORGANIZATION AND MANAGEMENT

         On August 16, 2002, TransCanada PipeLines Limited, parent of the general partner of TC PipeLines, LP, acquired the outstanding common stock of Northwest Border Pipeline Company from The Williams Companies, Inc. Northwest Border Pipeline is one of the three general partners of Northern Border Partners, L.P., which owns, through a subsidiary limited partnership, a 70% general partner interest in Northern Border Pipeline. TC PipeLines owns the remaining 30% general partner interest in Northern Border Pipeline. Northern Plains Natural Gas Company and Pan Border Gas Company, general partners of Northern Border Partners, L.P. and affiliates of Enron Corp., have 57.75% of the voting power on the Northern Border Pipeline management committee. As a result of the acquisition, in the aggregate, TransCanada and TC PipeLines have 42.25% of the voting power on the management committee.

3.       CREDIT FACILITIES AND LONG-TERM DEBT

         In April 2002, Northern Border Pipeline completed a private offering of $225 million of 6.25% Senior Notes due 2007 ("2002 Pipeline Senior Notes"). Northern Border Pipeline also entered into a registration rights agreement with the initial purchasers in the private offering in which Northern Border Pipeline agreed, among other things, to use its reasonable best efforts to exchange the 2002 Pipeline Senior Notes for notes registered under the Securities Act of 1933 with substantially identical terms. In October 2002, Northern Border Pipeline filed a registration statement with the SEC for the offer to exchange the 2002 Pipeline Senior Notes and expects to complete the exchange in November 2002. The indenture under which the 2002 Pipeline Senior Notes was issued does not limit the amount of unsecured debt Northern Border Pipeline may incur, but it does include restrictions on incurrence of secured

                        NORTHERN BORDER PIPELINE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

indebtedness. The proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million were used to reduce indebtedness outstanding.

         Northern Border Pipeline entered into a $175 million three-year credit agreement ("2002 Pipeline Credit Agreement") with certain financial institutions in May 2002. The 2002 Pipeline Credit Agreement is to be used to refinance existing indebtedness and for general business purposes. The 2002 Pipeline Credit Agreement permits Northern Border Pipeline to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. Northern Border Pipeline is required to pay a fee on the principal commitment amount of $175 million. At September 30, 2002, $108.0 million was outstanding under the 2002 Pipeline Credit Agreement at an average interest rate of 2.45%.

         Northern Border Pipeline's debt and credit facilities contain material financial covenants. At September 30, 2002, Northern Border Pipeline was in compliance with these covenants.

4.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Northern Border Pipeline uses derivative financial instruments in the management of its interest rate exposure. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities. Northern Border Pipeline has entered into various interest rate swap agreements with major financial institutions to hedge its interest rate risk.

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

         Northern Border Pipeline records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges. During the three months and nine months ended September 30, 2002, Northern Border Pipeline amortized approximately $0.4 million and $1.0 million, respectively, related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income. Northern Border Pipeline expects to amortize approximately $0.4 million in the fourth quarter of 2002.

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

                        NORTHERN BORDER PIPELINE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

be recognized as a reduction in interest expense over the life of the 2002 Pipeline Senior Notes.

         Northern Border Pipeline entered into interest rate swap agreements with notional amounts totaling $225 million in May 2002. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a fixed rate. At September 30, 2002, the average effective interest rate on the interest rate swap agreements was 3.50%. The interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the 2002 Pipeline Senior Notes. Northern Border Pipeline is reflecting a non-cash gain of approximately $19.3 million in derivative financial instruments with a corresponding offset in long-term debt on the accompanying balance sheet at September 30, 2002.

5.       ACCOUNTING PRONOUNCEMENTS

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

                   ITEM 1. FINANCIAL STATEMENTS - (CONCLUDED)

                        NORTHERN BORDER PIPELINE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

6.       SUBSEQUENT EVENTS

         Northern Border Pipeline makes distributions to its general partners approximately one month following the end of the quarter. The distribution for the third quarter of 2002 of approximately $41.9 million was paid November 1, 2002.

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

RESULTS OF OPERATIONS

THIRD QUARTER 2002 COMPARED WITH THIRD QUARTER 2001

         Net income to partners increased $3.7 million (10%) for the third quarter of 2002, as compared to the same period in 2001. Northern Border Pipeline's operating results benefited from increased operating revenues from a pipeline expansion and extension project completed in October 2001 ("Project 2000").

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

         Operating revenues, net increased $3.6 million (5%) for the third quarter of 2002, as compared to the same period in 2001, due primarily to additional revenues of approximately $3.4 million related to Project 2000.

         Taxes other than income decreased $0.8 million (9%) for the third quarter of 2002, as compared to the same period in 2001. The 2001 amount included adjustments to previous estimates of ad valorem taxes for increases in property valuations.

         Other income (expense) increased $0.4 million for the third quarter of 2002, as compared to the same period in 2001. The amount for the third quarter of 2002 includes income of approximately $0.6 million for previously vacated microwave frequency bands.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

         Net income to partners increased $12.3 million (12%) for the first nine months of 2002, as compared to the same period in 2001. Northern Border Pipeline's operating results benefited from increased operating revenues from Project 2000, reductions in interest expense due to lower interest rates as well as reductions in operations and maintenance expenses. The 2001 results also included a write-off for an uncollectible receivable.

         Operating revenues, net increased $8.0 million (3%) for the first nine months of 2002, as compared to the same period in 2001, due primarily to additional revenues of approximately $10.2 million related to Project 2000. The impact of the additional revenues associated with Project 2000 was partially offset by uncollected revenues associated with the transportation capacity held by Enron North America Corp. ("ENA"), which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On Northern Border Pipeline's Business"). For the first nine months of 2002, the revenues lost on this capacity totaled approximately $1.8 million.

         Operations and maintenance expense decreased $2.8 million (11%) for the first nine months of 2002, as compared to the same period in 2001, due primarily to a decrease in employee benefits and administrative expenses partially offset by an increase in regulatory commission expense.

         Taxes other than income increased $1.5 million (8%) for the first nine months of 2002, as compared to the same period in 2001. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Net reductions to previous estimates in 2001 exceeded reductions to previous estimates in 2002 by approximately $1.6 million.

         Interest expense decreased $1.5 million (4%) for the first nine months of 2002, as compared to the same period in 2001, due primarily to a decrease in Northern Border Pipeline's average interest rate between 2001 and 2002.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

         Other income (expense) increased $2.1 million for the first nine months of 2002, as compared to the same period in 2001. The 2002 amount includes income of approximately $0.6 million for previously vacated microwave frequency bands. The amount for 2001 includes a charge of approximately $1.7 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system.

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND CREDIT FACILITIES

         Northern Border Pipeline's debt and credit facilities outstanding at September 30, 2002, are as follows:

                                                   Payments Due by Period
                                                 --------------------------
                                                 Current Portion
                                                   (Less Than     Long-Term
                                        Total        1 Year)       Portion
---------------------------------------------------------------------------
                                                 (In Thousands)
  2002 Pipeline Credit
    Agreement, average 2.45%           $108,000     $     --       $108,000
  1992 Series D Senior Notes, 8.57%      65,000       65,000             --
  6.25% Senior Notes due 2007           225,000           --        225,000
  7.75% Senior Notes due 2009           200,000           --        200,000
  7.50% Senior Notes due 2021           250,000           --        250,000
                                       --------     --------       --------

  Total                                $848,000     $ 65,000       $783,000
                                       ========     ========       ========

         Northern Border Pipeline entered into a $175 million three-year credit agreement ("2002 Pipeline Credit Agreement") with certain financial institutions in May 2002. The 2002 Pipeline Credit Agreement replaced a credit agreement entered into in 1997. The 2002 Pipeline Credit Agreement is to be used to refinance existing indebtedness and for general business purposes. At September 30, 2002, $108 million was outstanding under the 2002 Pipeline Credit Agreement at an average interest rate of 2.45%.

         At September 30, 2002, Northern Border Pipeline had outstanding $65 million of Series D Senior Notes issued in a $250 million private placement under a July 1992 note purchase agreement. The Series D Senior Notes mature in August 2003. Northern Border Pipeline anticipates borrowing under the 2002 Pipeline Credit Agreement to repay the Series D Senior Notes.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash flows provided by operating activities increased $24.1 million to $163.4 million for the first nine months of 2002, as compared to the same period in 2001, primarily due to increases in operating revenues, decreases in operating expenses, lower interest payments and the impact of rate case refunds in 2001. Interest payments have decreased $9.6 million between 2001 and 2002 due to lower average interest rates and changes in timing of interest payments. Additionally in the first nine months of 2001, Northern Border Pipeline realized net cash outflows of approximately $4.7 million related to its rate case refunds. During the first quarter of 2001, Northern Border Pipeline made refunds to its shippers totaling $6.8 million, which included approximately $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

CASH FLOWS FROM INVESTING ACTIVITIES

         Capital expenditures were $6.7 million for the first nine months of 2002 as compared to $51.1 million for the same period in 2001. The 2002 and 2001 amounts include $0.4 million and $46.3 million, respectively, for Project 2000. The remaining capital expenditures for 2002 and 2001 were primarily related to renewals and replacements of existing facilities.

         Total capital expenditures for 2002 are estimated to be $11 million. Northern Border Pipeline currently anticipates funding its 2002 capital expenditures primarily by borrowing on debt facilities and using operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows used in financing activities were $139.8 million for the first nine months of 2002 as compared $105.1 million for the same period in 2001. Distributions to partners increased $17.5 million to $122.2 million for the first nine months of 2002, as compared to the same period in 2001. The distribution amount paid is determined from the quarterly operating results. For the third quarter of 2002, Northern Border Pipeline declared a distribution of $41.9 million, which was paid on November 1, 2002. For 2002, Northern Border Pipeline received net proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million that were used to reduce indebtedness outstanding under a previously outstanding credit agreement. The net proceeds from the issuance of the 7.50% Senior Notes totaled approximately $247.2 million in 2001 and were used for repayment of amounts borrowed under a previously outstanding credit agreement. In August 2002 and August 2001, Northern Border Pipeline repaid its 1992 Series C and B Senior Notes of $78 million and $41 million, respectively, primarily by borrowing under its credit agreements. During the first nine months of 2002, Northern Border Pipeline had net repayments under its credit agreements of $164.0 million as compared to net repayments in 2001 of $180.0 million. In April 2002, Northern Border Pipeline received $2.4 million from the termination of forward starting interest rate swaps (see Note 4 - Notes to Financial Statements). For the first nine months of 2001, Northern Border Pipeline recognized a decrease in bank overdraft of $22.4 million. At December 31, 2000, Northern Border Pipeline reflected the bank overdraft primarily due to rate refund checks outstanding.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

NEW ACCOUNTING PRONOUNCEMENTS

         See Note 5 - Notes to Financial Statements.

UPDATE ON THE IMPACT OF ENRON'S CHAPTER 11 FILING ON NORTHERN BORDER PIPELINE'S BUSINESS

         As more fully discussed in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2001, on December 2, 2001, Enron Corp. filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Certain wholly owned Enron subsidiaries, including ENA, have also filed for Chapter 11 bankruptcy protection. ENA was a party to shipper contracts obligating ENA to pay demand charges for approximately 3.4% of Northern Border Pipeline's capacity. On June 13, 2002, the Bankruptcy Court approved a Stipulation and Order entered into on May 15, 2002, by ENA and Northern Border Pipeline pursuant to which ENA agreed that all but one of the shipper contracts, representing 1.7% of pipeline capacity, will be deemed rejected and terminated. The remaining contract capacity was terminated in the third quarter of 2002. Northern Border Pipeline has posted the available capacity and contracted portions of the capacity for varying terms. At November 1, 2002, approximately 2% of Northern Border Pipeline's available capacity was not contracted under firm transportation agreements. For the period from January to September 2002, Northern Border Pipeline has experienced lost revenues of approximately $1.8 million related to ENA's capacity. Northern Border Pipeline has filed proofs of claims regarding the amount of damages for breach of contract and other claims in the bankruptcy proceeding. However, Northern Border Pipeline cannot predict the amounts, if any, that it will collect or the timing of collection. Northern Border Pipeline believes, however, that any amounts collected will not be material.

         Northern Plains Natural Gas Company, as operator for Northern Border Pipeline, has advised that under the Operating Agreement, increased costs may be incurred for health care expenses and pension benefits. Such costs are projected to increase as a result of actual medical claims experience, pension investment returns and effects of the Enron bankruptcy filing. While the determination of reimbursement of such costs by Northern Border Pipeline under the Operating Agreement will be made at the time of occurrence, for its 2003 forecasts, Northern Border Pipeline estimated an increase of $3 million over 2002 levels. The actual amount of increased costs that Northern Border Pipeline incurs in 2003 for these items may vary depending upon actual expenses and developments in Enron's bankruptcy.

         On May 3, 2002, Enron presented to the creditors' committee a proposal under which specified core energy assets of Enron would be separated from Enron's bankruptcy estate and operated prospectively as a new integrated power and pipeline company. Northern Plains Natural Gas Company and Pan Border Gas Company are proposed to be included in this company. Northern Plains and Pan Border are the majority general partners of Northern Border Intermediate Limited Partnership, which owns a 70% interest in Northern Border Pipeline. On August 27, 2002, Enron announced that it had commenced a formal sales process for its interests in certain major assets and that it had extended invitations to visit electronic data rooms containing information on 12 of its most valuable businesses, with Northern Plains and Pan Border comprising one of those businesses, to potential bidders with whom Enron has executed confidentiality agreements. The announcement also stated that Enron and its advisors, in consultation with the creditors' committee and its advisors, will evaluate all offers received to determine the combination of bids that maximizes the value of all assets. Enron stated that it reserves the right not to sell any of its assets if the bids received are not deemed fully reflective of the assets' value. Enron and its advisors have received initial indications of interest in the businesses in October 2002. Northern Border Pipeline cannot predict whether Northern Plains and Pan Border will be sold to a bidder in the auction process or ultimately included in the new

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

                        NORTHERN BORDER PIPELINE COMPANY

integrated power and pipeline company under the proposal presented by Enron.

         Northern Border Pipeline plans to continue to monitor developments at Enron, to continue to assess the impact on Northern Border Pipeline of its existing agreements and relationships with Enron, and to take appropriate action to protect Northern Border Pipeline's interests.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                        NORTHERN BORDER PIPELINE COMPANY

         Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. As of September 30, 2002, approximately 61% of Northern Border Pipeline's debt portfolio is in fixed rate debt. If average interest rates change by one percentage point compared to rates in effect as of September 30, 2002, annual interest expense would change by approximately $3.3 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of September 30, 2002. For more information on risk management activities, see Note 4 to Northern Border Pipeline's financial statements included elsewhere in this report.

                   PART I. FINANCIAL INFORMATION - (CONCLUDED)
                         ITEM 4. CONTROLS AND PROCEDURES

                        NORTHERN BORDER PIPELINE COMPANY

         Northern Border Pipeline's principal executive officer and principal financial officer have evaluated the effectiveness of Northern Border Pipeline's "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Northern Border Pipeline's disclosure controls and procedures are effective. There were no significant changes in Northern Border Pipeline's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

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

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

         1) Northern Border Pipeline filed a Current Report on Form 8-K, dated August 16, 2002, reporting the acquisition of Northwest Border Pipeline Company by TransCanada PipeLines Limited.

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

                                               NORTHERN BORDER PIPELINE COMPANY
                                               (A Texas General Partnership)

Date: November 14, 2002                     By:   /s/ Jerry L. Peters
                                                  ------------------------------
                                                  Jerry L. Peters
                                                  Vice President, Finance and
                                                    Treasurer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES

         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE

                           SARBANES-OXLEY ACT OF 2002

I, Jerry L. Peters, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northern Border Pipeline Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002            By:  /s/ Jerry L. Peters
                                        -----------------------------------
                                        Jerry L. Peters
                                        Vice President, Finance
                                          and Treasurer
                                        Northern Plains Natural Gas Company

This certification is made solely for the purpose of 18 U.S.C. Section 1350, and not for any other purpose.

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES

         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE

                           SARBANES-OXLEY ACT OF 2002

I, William R. Cordes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Northern Border Pipeline Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002          By:  /s/ William R. Cordes
                                      ----------------------------------
                                      William R. Cordes
                                      President, Northern Plains Natural
                                        Gas Company

This certification is made solely for the purpose of 18 U.S.C. Section 1350, and not for any other purpose.

                                  EXHIBIT INDEX

(a) Exhibits.

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley