Form 10-K
period 2002-12-31
NORTHERN BORDER PIPELINE CO
filed 2003-03-28
CIK 1095355

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                  F O R M  10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2002 Commission file number: 333-88577

                        NORTHERN BORDER PIPELINE COMPANY
             (Exact name of registrant as specified in its charter)


                TEXAS                                            74-2684967
    (State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                          Identification No.)


                  13710 FNB PARKWAY, OMAHA, NEBRASKA 68154-5200
               (Address of principal executive offices)(zip code)
        Registrant's telephone number, including area code: 402-492-7300

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2002, was $0.

                        NORTHERN BORDER PIPELINE COMPANY
                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        -------

                                     PART I


         Item 1.  Business                                                    1
         Item 2.  Properties                                                 10
         Item 3.  Legal Proceedings                                          11
         Item 4.  Submission of Matters to a Vote of Security Holders        11

                                     PART II

         Item 5.  Market for Registrant's Common Equity and Related
                   Stockholder Matters                                       12
         Item 6.  Selected Financial Data                                    13
         Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       14
         Item 7a. Quantitative and Qualitative Disclosures About
                   Market Risk                                               24
         Item 8.  Financial Statements and Supplementary Data                25
         Item 9.  Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure                       25

                                    PART III

         Item 10. Partnership Management                                     26
         Item 11. Executive Compensation                                     28
         Item 12. Security Ownership of Certain Beneficial Owners
                   and Management                                            31
         Item 13. Certain Relationships and Related Transactions             31
         Item 14. Controls and Procedures                                    32

                                     PART IV

         Item 15. Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K.                                      33

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Northern Border Pipeline Company is a general partnership formed in 1978. Our general partners are Northern Border Partners, L.P. and TC PipeLines, LP, both of which are publicly traded partnerships. Each of Northern Border Partners and TC PipeLines holds its interest in us, 70% and 30% of voting power, respectively, through a subsidiary limited partnership. The general partners of Northern Border Partners and its subsidiary limited partnership are Northern Plains Natural Gas Company and Pan Border Gas Company, both subsidiaries of Enron Corp., and Northwest Border Pipeline Company, a subsidiary of TransCanada PipeLines Limited. The general partner of TC PipeLines and its subsidiary limited partnership, TC PipeLines GP, Inc., is also a subsidiary of TransCanada.

         We own an interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to natural gas markets in the midwestern United States. This pipeline system connects with multiple pipelines that provide shippers with access to the various natural gas markets served by those pipelines. In the year ended December 31, 2002, we estimate that we transported approximately 20% of the total amount of natural gas imported from Canada to the United States. Over the same period, approximately 89% of the natural gas transported was produced in the western Canadian sedimentary basin located in the provinces of Alberta, British Columbia and Saskatchewan.

         We transport gas for shippers under a tariff regulated by the Federal Energy Regulatory Commission ("FERC"). The tariff specifies the calculation of amounts to be paid by shippers and the general terms and conditions of transportation service on the pipeline system. Northern Border Pipeline's revenues are derived from agreements for the receipt and delivery of gas at points along the pipeline system as specified in each shipper's individual transportation contract. Northern Border Pipeline does not own the gas that it transports, and therefore it does not assume natural gas commodity price risk for quantities transported.

         Our management is overseen by a four-member management committee. Three representatives are designated by Northern Border Partners, with each of its general partners selecting one representative; and one representative is designated by TC PipeLines. Voting power on the management committee is allocated among Northern Border Partners' three representatives in proportion to their general partner interests in Northern Border Partners. As a result, the 70% voting power of Northern Border Partners' three representatives on the management committee is allocated as follows: 35% to the representative designated by Northern Plains, 22.75% to the representative designated by Pan Border and 12.25% to the representative designated by Northwest Border. Northern Plains and Pan Border are subsidiaries of Enron. Therefore, Enron controls 57.75% of the voting power of the management committee and has the right to select two of the members. On December 2, 2001,

Enron filed a voluntary petition for Chapter 11 protection in bankruptcy court. On March 19, 2003, Enron announced its intention to create a new pipeline operating entity, which will include Enron's interests in Northern Plains and Pan Border. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Update On The Impact Of Enron's Chapter 11 Filing On Our Business" and Item 13. "Certain Relationships and Related Transactions."

         Our pipeline system is operated by Northern Plains pursuant to an operating agreement. As of December 31, 2002, Northern Plains employed approximately 203 individuals located at its headquarters in Omaha, Nebraska, and at various locations along the pipeline route and also used employees and information technology systems of its affiliates to provide its services. Northern Plains' employees are not represented by any labor union and are not covered by any collective bargaining agreements.

THE PIPELINE SYSTEM

         We own a 1,249-mile interstate pipeline system that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana to natural gas markets in the midwestern United States. Construction of the pipeline was initially completed in 1982. Our pipeline system was expanded and/or extended in 1991, 1992, 1998 and 2001. Our pipeline system connects directly and through multiple pipelines to various natural gas markets in the United States.

         Our pipeline system consists of 822 miles of 42-inch diameter pipe from the Canadian border to Ventura, Iowa capable of transporting a total of 2,374 million cubic feet per day ("mmcfd"); 30-inch diameter pipe and 36-inch diameter pipe, each approximately 147 miles in length, capable of transporting 1,484 mmcfd in total from Ventura, Iowa to Harper, Iowa; 226 miles of 36-inch diameter pipe and 19 miles of 30-inch diameter pipe capable of transporting 844 mmcfd from Harper, Iowa to Manhattan, Illinois (Chicago area); and 35 miles of 30-inch diameter pipe capable of transporting 545 mmcfd from Manhattan, Illinois to a terminus near North Hayden, Indiana. Along the pipeline there are 16 compressor stations with total rated horsepower of 499,000 and measurement facilities to support the receipt and delivery of gas at various points. Other facilities include four field offices and a microwave communication system with 51 tower sites.

         Our pipeline system has pipeline access to natural gas reserves in the western Canadian sedimentary basin in the provinces of Alberta, British Columbia and Saskatchewan in Canada, domestic natural gas produced within the Williston Basin and synthetic gas produced at the Dakota Gasification plant in North Dakota. In addition, the pipeline is capable of physically receiving natural gas at two locations near Chicago. At its northern end, the pipeline system's gas supplies are received through an interconnection with Foothills Pipe Lines (Sask.) Ltd. system in Canada. The Foothills system, owned by TransCanada and Duke Energy, is connected to TransCanada's Alberta system and the pipeline system owned by Transgas Limited in Saskatchewan. Also at the north end, the pipeline system connects to a domestic natural gas gathering system owned by EnCana Corporation. In North Dakota, our pipeline system connects with facilities of Northern Natural Gas

Company at Buford, which facilities in turn are connected to Williston Basin Interstate Pipeline and the gathering system owned by Bear Paw Energy, LLC, a wholly-owned subsidiary of Northern Border Partners. Other locations in North Dakota where we can receive gas are interconnections with Williston Basin Interstate Pipeline at Glen Ullin and Amerada Hess Corporation at Watford City and facilities of Dakota Gasification Company at Hebron. Near its terminus, the pipeline system is capable of physically receiving natural gas from Northern Illinois Gas Company at Troy Grove, Illinois and from Midwestern Gas Transmission Company, a wholly-owned subsidiary of Northern Border Partners, at Channahon, Illinois. For the year ended December 31, 2002, of the natural gas transported on our pipeline system, approximately 89% was produced in Canada, approximately 5% was produced by the Dakota Gasification plant and approximately 6% was produced in the Williston Basin.

INTERCONNECTS

         Our pipeline system connects with multiple pipelines of various interstate, intrastate and local distribution companies that provide our shippers with access to the various natural gas markets served by those pipelines. The larger interconnections are with the pipeline facilities of:

         o Northern Natural Gas Company at Ventura, Iowa as well as multiple smaller interconnections in South Dakota, Minnesota and Iowa;

         o     Natural Gas Pipeline Company of America at Harper, Iowa;

         o MidAmerican Energy Company at Iowa City and Davenport, Iowa and Cordova, Illinois;

         o     Alliant Power Company at Prophetstown, Illinois;

         o     Northern Illinois Gas Company at Troy Grove and Minooka,
               Illinois;

         o     Midwestern Gas Transmission Company near Channahon, Illinois;

         o     ANR Pipeline Company near Manhattan, Illinois;

         o     Vector Pipeline L.P. in Will County, Illinois;

         o Guardian Pipeline, L.L.C., an affiliate of Northern Border Partners, in Will County, Illinois;

         o     The Peoples Gas Light and Coke Company near Manhattan, Illinois;
               and

         o Northern Indiana Public Service Company near North Hayden, Indiana at the terminus of the pipeline system.

         Several market centers, where natural gas transported on the pipeline system is sold, traded and received for transport to significant consuming markets in the Midwest and to interconnecting pipeline facilities, have developed on the pipeline system. The largest of these market centers is at our Ventura, Iowa connection with Northern Natural Gas Company. Two other market center locations are the Harper, Iowa connection with Natural Gas Pipeline Company of America and our multiple interconnects in the Chicago area that include connections with Northern Illinois Gas Company, The Peoples Gas Light and Coke Company and Northern Indiana Public Service Company, as well as four interstate pipelines.

SHIPPERS

         The pipeline system serves more than 50 firm transportation shippers with diverse operating and financial profiles. Based upon shippers' contractual obligations, as of December 31, 2002, 91% of the firm capacity is contracted by producers and marketers. The remaining firm capacity is contracted to local distribution companies (6%), interstate pipelines (2%) and end-users (1%). As of December 31, 2002, the termination dates of these contracts ranged from March 31, 2003 to December 21, 2013, and the weighted average contract life, based upon annual contractual obligations, was approximately four and one-half years. Contracts for approximately 42% of the capacity will expire during 2003. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook."

         Our mix and number of shippers may change throughout the year as a result of our shippers utilizing our capacity release provisions that allow them to release all or part of their capacity to other shippers, either permanently for the full term of their contract or temporarily. Under the terms of our tariff, a temporary capacity release does not relieve the original contract shipper from its payment obligations if the replacement shipper fails to pay. Shippers on the pipeline system temporarily released capacity during 2002 for varying periods of time. There were also permanent releases of capacity to other shippers for the full term of the contracts.

         As of December 31, 2002, the largest shipper, Pan-Alberta Gas (U.S.) ("Pan-Alberta") is obligated for approximately 20% of the contracted firm capacity, of which approximately 3% of the total contracted capacity has been temporarily released by Pan-Alberta to other shippers through October 31, 2003. Pan-Alberta's firm contracts expire October 31, 2003. Mirant Americas Energy Marketing, LP, who manages the assets of Pan-Alberta Gas, Ltd., including Pan-Alberta's contracts with us, is also obligated for approximately 10% of the contracted firm capacity. Mirant's firm contracts expire in October 2006 and December 2008. Mirant and Pan-Alberta have agreed to maintain credit support in accordance with our tariff, including letters of credit, that mitigate a portion of our credit exposure. The only other shipper that held over 10% of the contracted firm capacity at December 31, 2002, is BP Canada Energy Marketing Corp., with approximately 12% of the contracted firm capacity, of which approximately 8% of the total contracted capacity expires on October 31, 2003. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook."

DEMAND FOR TRANSPORTATION CAPACITY

         Our long-term financial condition is dependent on the continued availability of economic western Canadian natural gas supplies for import into the United States. Natural gas reserves may require significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to pipelines that interconnect with the interstate pipelines' systems. Low prices for natural gas, regulatory limitations or the lack of available capital for these projects could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission of western Canadian natural gas supplies. Additional pipeline export capacity also could accelerate depletion of these reserves. Furthermore, the availability of export capacity could also affect the demand or value of the transport on our pipeline system.

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

         o     gas storage inventory levels;

         o     climatic conditions;

         o     government regulation; and

         o technological advances in fuel economy and energy generation devices.

         Interstate pipelines' primary exposure to market risk occurs at the time existing transportation contracts expire and are subject to renegotiation. A key determinant of the value that customers can realize from firm transportation on a pipeline is the basis differential, or market price spread, between two points on the pipeline. The difference in natural gas prices between the points along the pipeline where gas enters and where gas is delivered represents the gross margin that a customer can expect to achieve from holding transportation capacity at any point in time. This margin and its variability become important factors in determining the transportation rate customers are willing to pay when they renegotiate their transportation contracts. The basis differential between markets can be affected by trends in production, available capacity, storage inventories, weather and general market demand in the respective areas.

         We cannot predict whether these or other factors will have an adverse effect on demand for use of our pipeline system or how significant that adverse effect could be.

INTERSTATE PIPELINE COMPETITION

         We compete with other pipeline companies that transport natural gas from the western Canadian sedimentary basin or that transport natural gas to end-use markets in the midwest. Our competitive position is affected by the availability of Canadian natural gas for export, the availability of other sources of natural gas and demand for natural gas in the United States. Demand for transportation services on our system is affected by natural gas prices, the relationship between export capacity from and production in the western Canadian sedimentary basin and natural gas shipped from producing areas in the United States. Shippers of natural gas produced in the western Canadian sedimentary basin also have other options to transport Canadian natural gas to the United States, including transportation on the Alliance Pipeline, on TransCanada's pipeline system through various interconnects with U.S. interstate pipelines or to markets on the West Coast.

         The Alliance Pipeline competes directly with us in the transportation of natural gas from the western Canadian sedimentary basin to the Chicago area. Because it transports liquids-rich natural gas, the Alliance Pipeline has no interconnections with other pipelines upstream of the liquids extraction facilities, which are located near Chicago. This contrasts with our pipeline system, which serves various markets through interconnections with other pipelines along its route.

         The competitive impact of the Alliance Pipeline in the Chicago market area has been mitigated by the continuing development of additional capacity to ship natural gas from the Chicago area to other markets in the United States. Vector Pipeline L.P. interconnects with the Alliance Pipeline and transports gas eastward to a terminus in eastern Canada. Guardian Pipeline was placed into service in December 2002 and interconnects with Northern Border Pipeline. Guardian Pipeline delivers into markets in Wisconsin and could provide access to additional markets for our shippers.

         Natural gas is also produced in the United States and transported by competing pipeline systems to the same markets as those served by our pipeline system.

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

         Where required, we hold certificates of public convenience and necessity issued by the FERC covering our facilities, activities and services. Under Section 8 of the Natural Gas Act, the FERC has the power to prescribe the accounting treatment for items for regulatory purposes. Our books and records may be periodically audited by the FERC under Section 8. We were notified in November 2002 that we are one of the companies selected by the FERC to undergo an industry-wide audit of FERC-assessed annual charges. The overall audit objective is to determine compliance with FERC accounting requirements and regulations as they relate to the calculation and assessment of annual charges by validating the accuracy of the data filed annually with the FERC. The audit covers the period of January 1, 2001 to December 31, 2001. Based on our discussion with them, the FERC is intending to issue its final report by the end of the second quarter of 2003. We do not believe the results of the audit will have a material adverse impact on our results of operation or financial position.

         The FERC regulates the rates and charges for transportation in interstate commerce. Natural gas companies may not charge rates exceeding rates judged just and reasonable by the FERC. Generally, rates are based on the cost of service including recovery of and a return on the pipeline's actual historical cost investment. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. Some types of rates may be discounted without further FERC authorization and rates may be negotiated subject to FERC approval. The rates and terms and conditions for our service are found in our FERC approved tariff.

         Transportation rates are established periodically in FERC proceedings known as rate cases. Under our tariff, we are allowed to charge for our services on the basis of stated transportation rates established in our 1999 rate case. We may also provide services under negotiated and discounted rates. Firm shippers that contract for the stated transportation rate are obligated to pay a monthly demand charge, regardless of the amount of natural gas they actually transport, for the term of their contracts. Approximately 98% of the agreed upon cost of service or revenue level is attributed to demand charges. The remaining 2% of the agreed upon revenue level is attributed to commodity charges based on the volumes of gas actually transported. Under the terms of settlement in our 1999 rate case, neither our existing shippers nor we can seek rate changes until November 1, 2005, at which time we must file a rate case. Prior to this rate case, we will not be permitted to increase rates if costs increase, nor will we be required to reduce rates based on cost savings. As a result, our earnings and cash flow will depend on future costs, contracted capacity, the volumes of gas transported and our ability to recontract capacity at acceptable rates.

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

         In our 1995 rate case, the FERC addressed the issue of whether the federal income tax allowance included in our proposed cost of service was reasonable in light of previous FERC rulings. In those rulings, the FERC held that an interstate pipeline is not entitled to a tax allowance for income attributable to limited partnership interests held by individuals. The settlement of our 1995 rate case provided that until at least December 2005, we could continue to calculate the allowance for income taxes in the manner we had historically used. In addition, a settlement adjustment mechanism was implemented, which effectively reduced the return on rate base. These provisions of the 1995 rate case were maintained in the settlement of our 1999 rate case.

         We also provide interruptible transportation service. Interruptible transportation service is transportation in circumstances when capacity is available after satisfying firm service requests. The maximum rate that may be charged to interruptible shippers is calculated as the sum of the firm transportation maximum reservation charge and commodity rate. Under our tariff, we share net interruptible transportation service revenue and any new services revenue on an equal basis with our firm shippers through October 31, 2003. However, we are permitted to retain revenue from interruptible transportation service to offset any decontracted firm capacity.

         We are subject to the requirements of FERC Order Nos. 497 and 566, which prohibit preferential treatment by interstate natural gas pipelines of their marketing affiliates and govern how information may be provided to those marketing affiliates. In September 2001, the FERC issued a Notice of Proposed Rulemaking proposing new standards of conduct that would apply uniformly to natural gas pipelines and transmitting public utilities. FERC is proposing one set of standards to govern relationships between regulated transmission providers and all energy affiliates. Should a final rule be issued in this proceeding, we may be subject to standards that could result in additional costs.

         On August 1, 2002, FERC issued a Notice of Proposed Rulemaking regarding the Regulation of Cash Management and is proposing to establish limits on the amount of funds that can be transferred from the regulated subsidiary to its non-regulated parent. We do not expect that the FERC proposed policy will have an impact on our cash management practices.

         On July 17, 2002, FERC issued a Notice of Inquiry Concerning Natural Gas Pipeline Negotiated Rate Policies and Practices. In this proceeding the FERC is evaluating its negotiated rate program and has invited all segments of the industry to provide comments. The outcome of this inquiry may change the existing FERC policy concerning the types of negotiated rates that it allows and may have an undetermined impact on the pricing practices for a pipeline's transportation services.

         Recent FERC orders in proceedings involving other natural gas pipelines have addressed certain aspects of the pipelines' creditworthiness provisions set forth in their tariffs. In addition, industry groups such as the North American Energy Standards Board are studying creditworthiness standards and may recommend that the FERC promulgate changes in such standards on an industry-wide basis. The enactment of some of these recommendations may have the effect of easing certain creditworthiness standards and parameters currently reflected in our tariff. At this stage of the proceedings, however, we cannot predict the ultimate impact, if any, such changes would have on us.

         From time to time, we file to make changes to our tariff to clarify provisions, to reflect current industry practices and to reflect recent FERC rulings. In February 2003, we filed to amend the definition of company use gas, which is gas supplied by our shippers for our operations, to clarify the language by adding detail to the broad categories that comprise company use gas. Relying upon the currently effective version of the tariff, we included in our collection of company use gas, quantities that were equivalent to the cost of electric power at our electric-driven compressor stations during the period of June 2001 through January 2003. Several parties have filed protests of this change and have requested that the FERC order refunds. At its meeting on March 26, 2003, the FERC voted to reject our filing and require refunds. In its draft order, the FERC directed us to cease collecting electric costs through our company use gas provisions and to refund with interest, within 90 days, all electric costs that had been collected through our company use gas provisions. Other parties and us will have thirty days from the date of the order to request rehearing. A reserve in the amount of $10 million was established, which we believe is sufficient to cover the potential refunds.

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

         The Pipeline Safety Improvement Act ("Act") was signed into law in December 2002. The Act contains numerous provisions that increase federal inspection and safety requirements for the pipelines. As a result, the Secretary of Transportation and various government agencies are required to develop and implement regulations under the Act in order for the pipelines to carry out the prescribed evaluations and implementation of programs to ensure the safety of its facilities. The Act and subsequent regulations have prescribed timelines and the implementation may have an impact on the costs that pipelines incur.

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

ITEM 2.  PROPERTIES

         We hold the right, title and interest in our pipeline system. With respect to real property, the pipeline system falls into two basic categories:
(a) parcels which are owned in fee, such as sites for compressor stations, meter stations, pipeline field offices, and microwave towers; and (b) parcels where the interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for the construction and operation of the pipeline system. The right to construct and operate the pipeline system across certain property was obtained through exercise of the power of eminent domain. We continue to have the power of eminent domain in each of the states in which we operate, although we may not have the power of eminent domain with respect to Native American tribal lands.

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

ITEM 3.  LEGAL PROCEEDINGS

         On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation filed a lawsuit in Tribal Court against us to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of our properties within the Fort Peck Indian Reservation. We and the Tribes, through a mediation process, have held settlement discussions and have reached a settlement in principle on pipeline right-of-way lease and taxation issues, subject to final documentation and necessary governmental approvals. We believe that we will obtain regulatory recovery of the costs resulting from the settlement, which will result in no material adverse impact on our results of operations or financial position. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Information Regarding Forward-Looking Statements."

         See Item 1. "Business - FERC Regulation" for a discussion on the proceeding before the FERC.

         We are not currently parties to any other legal proceedings that, individually or in the aggregate, would reasonably be expected to have a material adverse impact on our results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during 2002.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The general partnership interests of Northern Border Pipeline Company are not traded in an established public market. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

         The payment of distributions to our general partners is restricted under the terms of the 2002 Pipeline Credit Agreement and the 1992 Senior Notes. See Note 5, "Credit Facilities and Long-Term Debt," in the Notes to Financial Statements referred to in Item 8. "Financial Statements and Supplementary Data." Under the most restrictive covenants, approximately $99 million of partners' capital could be distributed as of December 31, 2002.

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


                                                                 Year Ended December 31,
                                    --------------------------------------------------------------------------------
                                       2002             2001              2000             1999              1998
                                    ----------       ----------        ----------       ----------        ----------
INCOME DATA:
Operating revenues, net             $  321,050       $  313,088        $  311,022       $  298,347        $  196,600

Operations and
   maintenance                          41,442           33,695            41,548           38,708            29,447
Depreciation and
   amortization                         58,714           57,516            57,328           51,908            40,989
Taxes other than income                 28,436           25,636            27,979           30,320            21,381
Regulatory credit                           --               --                --               --            (8,878)
                                    ----------       ----------        ----------       ----------        ----------
   Operating income                    192,458          196,241           184,167          177,411           113,661
Interest expense, net                   51,525           55,351            65,161           60,214            25,541
Other income (expense)                   1,786             (432)            8,058            1,363            12,111
                                    ----------       ----------        ----------       ----------        ----------
Net income to partners              $  142,719       $  140,458        $  127,064       $  118,560        $  100,231
                                    ==========       ==========        ==========       ==========        ==========
CASH FLOW DATA:
Net cash provided by
   operating activities             $  223,492       $  197,322        $  175,967       $  171,466        $  103,777
Capital expenditures                     8,379           54,659            15,523          101,678           651,169
Distributions to
   partners                            164,126          143,032           134,904          127,163            61,205

BALANCE SHEET DATA
   (AT END OF YEAR):
Property, plant
   and equipment, net               $1,635,961       $1,685,665        $1,686,992       $1,731,394        $1,714,523
Total assets                         1,740,037        1,751,869         1,768,505        1,796,691         1,790,889
Long-term debt,
   including current
   maturities                          848,906          863,666           863,267          900,459           862,000
Partners' equity                       809,772          833,594           826,995          834,835           843,438

OTHER FINANCIAL DATA:
Ratio of earnings to
   fixed charges (1)                       3.8              3.5               2.9              3.0               3.2

OPERATING DATA:
Natural gas delivered
   (millions of cubic
    feet)                              838,736          820,851           852,674          834,833           608,187
Average throughput
   (millions of cubic
    feet per day)                        2,369            2,312             2,400            2,353             1,706

----------
(1) "Earnings" means the sum of pre-tax income from continuing operations and fixed charges. "Fixed charges" means the sum of (a) interest expensed and capitalized; (b) amortized premiums, discounts and capitalized expenses related to indebtedness; and (c) an estimate of interest within rental expenses.

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

         Our significant accounting policies are summarized in Note 2 - Notes to Financial Statements included elsewhere in this report. Certain of our accounting policies are of more significance in our financial statement preparation process than others. Our accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. We continually assess whether the regulatory assets are probable of future recovery by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, we would be required to write-off the regulatory assets at that time. At December 31, 2002, we have reflected regulatory assets of $10.5 million, which are being recovered from our shippers over varying periods of time. Our long-lived assets are stated at original cost. We must use estimates in determining the economic useful lives of those assets. For utility property, no retirement gain or loss is included in income except in the case of retirements or sales of entire regulated operating units. The original cost of utility property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal. Our accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At December 31, 2002, our balance sheet included assets from derivative financial instruments of $21.2 million.

RESULTS OF OPERATIONS

         Our net income to partners was $142.7 million in 2002, compared to net income of $140.5 million in 2001 and $127.1 million in 2000. Our 2002 operating results benefited from increased operating revenues from Project 2000, which was our pipeline expansion and extension placed in service in October 2001, and reductions in interest expense due to lower interest rates. Partially offsetting these increases to our operating results were higher operations and maintenance expenses for 2002 as compared to 2001. Our 2001 results also included a write-off for an uncollectible receivable. Our increase in net income in 2001 over 2000 resulted from reductions in interest rates, which reduced our interest expense for 2001 as compared to 2000. We were also able to control our operating costs in 2001 resulting in reductions to operations and maintenance expenses as compared to 2000.

         Operating revenues were $321.1 million in 2002, $313.1 million in 2001 and $311.0 million in 2000. The increase in operating revenues in 2002 over 2001 resulted from additional revenues of approximately $10.3 million related to Project 2000. The impact of the additional revenues associated with Project 2000 was partially offset by uncollected revenues associated with the transportation capacity formerly held by Enron North America Corp. ("ENA"), which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On Our Business"). For 2002, the revenues lost on this capacity totaled approximately $1.8 million. The increase in operating revenues in 2001 over 2000 was primarily due to additional revenues associated with the completion of Project 2000 in October 2001.

         Operations and maintenance expenses were $41.4 million in 2002, $33.7 million in 2001 and $41.5 million in 2000. The 2002 expense included a $10.0 million reserve for costs that may arise from the treatment of previously collected quantities of natural gas used in utility operations to cover electric power costs (see Item 1. "Business - FERC Regulation"). In 2002, we also had an increase in regulatory commission expense and decreases in employee benefits expenses, administrative expenses and bad debt expense, as compared to 2001. The 2001 expense included $1.3 million of bad debt expense related to ENA. The decrease in operations and maintenance expense in 2001 from 2000 reflects a decrease in regulatory commission expense, decreased employee payroll, employee benefits expenses and administrative expenses and decreased costs to operate two of our electric-powered compressor units as a result of collected quantities of natural gas used in utility operations to cover electric power costs.

         Depreciation and amortization expenses were $58.7 million in 2002, $57.5 million in 2001 and $57.3 million in 2000. The increase between 2001 and 2002 reflects a $1.2 million increase due to Project 2000.

         Taxes other than income were $28.4 million in 2002, $25.6 million in 2001 and $28.0 million in 2000. The increase in 2002 from 2001 is due primarily to adjustments to ad valorem taxes. We periodically review and adjust our estimates of ad valorem taxes. Reductions to previous estimates in 2001 exceeded reductions to previous estimates in 2002 by approximately $2.1 million. The decrease in taxes other than income in 2001 from 2000 was also due to a decrease in use taxes. As a result of a ruling by the Minnesota Supreme Court, we filed for a refund of use taxes previously paid on exempt purchases. We received the refund in March 2002.

         Interest expense was $51.5 million in 2002, $55.4 million in 2001 and $65.2 million in 2000. Both 2002 and 2001 interest expense decreased from prior year levels due to a decrease in our average interest rate as well as a decrease in our average debt outstanding. The 2001 results included $0.9 million of interest expense capitalized primarily related to construction of Project 2000 facilities.

         Other income (expense) was $1.8 million in 2002, ($0.4 million) in 2001 and $8.1 million in 2000. In 2002, we recorded income of approximately $0.6 million for amounts received for previously vacated microwave frequency bands and income of $0.2 million due to a reduction in reserves previously established. The amount for 2001 includes a charge of approximately $1.5 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on our communication system and a $0.7 million charge for reserves established. We recorded an allowance for equity funds used during construction of $0.9 million in 2001 primarily due to Project 2000. In 2000, we had recorded approximately $1.7 million of income from the sale of excess capacity on our communication system. Other income for 2000 also included $5.6 million of income due to a reduction in reserves previously established for regulatory issues as the result of the settlement of our rate case.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF CERTAIN CONTRACTUAL OBLIGATIONS

                                                   Payments Due by Period
                                       -------------------------------------------
                                       Less Than                            After
                             Total      1 Year    1-3 Years   4-5 Years    5 Years
                            --------   --------   ---------   ---------    -------
                                                (In Thousands)
1992 Series D
  Senior Notes              $ 65,000   $ 65,000    $     --    $     --   $     --
Senior Notes due 2007        225,000         --          --     225,000         --
Senior Notes due 2009        200,000         --          --          --    200,000
Senior Notes due 2021        250,000         --          --          --    250,000
Credit Agreement due 2005     89,000         --      89,000          --         --
Operating Leases (a)           6,003        862       1,714       1,714      1,713
                            --------   --------    --------    --------   --------
Total                       $835,003   $ 65,862    $ 90,714    $226,714   $451,713
                            ========   ========    ========    ========   ========

-------------
(a)   See Note 7 - Notes to Financial Statements.


DEBT AND CREDIT FACILITIES

         We have entered into a $175 million three-year credit agreement ("2002 Pipeline Credit Agreement") with certain financial institutions in May 2002. The 2002 Pipeline Credit Agreement replaced a previous credit agreement. The 2002 Pipeline Credit Agreement is to be used to refinance existing indebtedness and for general business purposes. At

December 31, 2002, $89 million was outstanding under the 2002 Pipeline Credit Agreement at an average interest rate of 2.05%. The 2002 Pipeline Credit Agreement requires the maintenance of a ratio of EBITDA (net income plus interest expense, income taxes and depreciation and amortization) to interest expense of greater than 3 to 1. The 2002 Pipeline Credit Agreement also requires the maintenance of the ratio of indebtedness to EBITDA of no more than 4.5 to 1. At December 31, 2002, we were in compliance with these covenants.

         At December 31, 2002, we had outstanding $65 million of Series D Senior Notes issued in a $250 million private placement under a July 1992 note purchase agreement. The Series D Senior Notes mature in August 2003. We anticipate borrowing under the 2002 Pipeline Credit Agreement to repay the Series D Senior Notes.

         In April 2002, we completed a private offering of $225 million of 6.25% Senior Notes due 2007 ("2002 Pipeline Senior Notes"). In September 2001, we completed a private offering of $250 million of 7.50% Senior Notes due 2021 ("2001 Pipeline Senior Notes"). In August 1999, we completed a private offering of $200 million of 7.75% Senior Notes due 2009 ("1999 Pipeline Senior Notes"). The 2002 Pipeline Senior Notes, 2001 Pipeline Senior Notes and 1999 Pipeline Senior Notes (collectively "Pipeline Senior Notes") were subsequently exchanged in registered offerings for notes with substantially identical terms. The indentures under which the Pipeline Senior Notes were issued do not limit the amount of unsecured debt we incur, but they do contain material financial covenants, including restrictions on incurrence of secured indebtedness. The proceeds from the Pipeline Senior Notes were used to reduce indebtedness outstanding.

         We entered into interest rate swap agreements with notional amounts totaling $225 million in May 2002. Under the interest rate swap agreements, we make payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receive payments based on a 6.25% fixed rate. The swaps were entered into to hedge the fluctuations in the market value of the 2002 Pipeline Senior Notes. At December 31, 2002, the average effective interest rate on our interest rate swap agreements was 2.70%.

           Short-term liquidity needs will be met by operating cash flows and through the 2002 Pipeline Credit Agreement. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash flows provided by operating activities were $223.5 million in 2002, $197.3 million in 2001 and $176.0 million in 2000. The $26.2 million increase in 2002 from 2001 was primarily due to increases in operating revenues and the impact of rate case refunds in 2001. In 2001, we realized net cash outflows of approximately $4.7 million related to our rate case refunds. During the first quarter of 2001, we made refunds to our shippers totaling $6.8 million, which included approximately $2.1 million collected in the first quarter of 2001 with the remainder collected previously. The $21.3 million increase in 2001 from 2000 was primarily due to increased earnings and changes in working capital.

CASH FLOWS FROM INVESTING ACTIVITIES

         Our capital expenditures were $8.4 million for 2002 as compared to $54.7 million for 2001 and $15.5 million for 2000. The 2002, 2001 and 2000 amounts include $0.3 million, $49.0 million and $7.4 million, respectively, for Project 2000. The remaining capital expenditures for 2002, 2001 and 2000 were primarily related to renewals and replacements of existing facilities.

         Total capital expenditures for 2003 are estimated to be $11 million primarily related to renewals and replacements of existing facilities. We currently anticipate funding our 2003 capital expenditures primarily by borrowing on debt facilities and using operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows used in financing activities were $200.8 million for the year ended December 31, 2002 as compared to $160.7 million for the same period in 2001 and $148.7 million for the same period in 2000. Distributions to our partners were $164.1 million, $143.0 million and $134.9 million for 2002, 2001 and 2000, respectively. The increase in distributions was primarily due to our improved operating results.

         For 2002, 2001 and 2000, our borrowings on long-term debt totaled $431.9 million, $385.4 million and $75.0 million, respectively, which were primarily used to repay previously existing indebtedness. For 2002, we received net proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million. The net proceeds from the issuance of the 2001 Pipeline Senior Notes totaled approximately $247.2 million in 2001. Our borrowings under our credit agreements were $207.0 million in 2002, $136.0 million in 2001 and $75.0 million in 2000. Total payments on debt were $468.0 million, $374.0 million and $111.0 million in 2002, 2001 and 2000, respectively.

         In April 2002, we received $2.4 million from the termination of forward starting interest rate swaps upon issuance of the 2002 Pipeline Senior Notes (see Note 6 - Notes to Financial Statements). In September 2001, we paid approximately $4.1 million to terminate interest rate swap agreements upon issuance of the 2001 Pipeline Senior Notes. The swaps were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance of the 2002 and 2001 Pipeline Senior Notes. For 2001, we recognized a decrease in bank overdraft of $22.4 million. At December 31, 2000, we reflected the bank overdraft primarily due to rate refund checks outstanding.

NEW ACCOUNTING PRONOUNCEMENTS

         In the third quarter of 2001, the Financial Accounting Standards Board SFAS No. 143, "Accounting for Asset Retirement Obligations" and in 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendments to FASB Statements No. 13 and Technical Corrections" and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." See
Note 9 - Notes to Financial Statements.

UPDATE ON THE IMPACT OF ENRON'S CHAPTER 11 FILING ON OUR BUSINESS

         On December 2, 2001, Enron filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Certain wholly owned Enron subsidiaries also filed for Chapter 11 bankruptcy protection on December 2, 2001 and thereafter. We have not filed for bankruptcy protection. Northern Plains, Pan Border and Northwest Border are the general partners of Northern Border Partners, our 70% general partner. Each of Northern Plains and Pan Border are wholly owned subsidiaries of Enron, and Northwest Border is a wholly owned subsidiary of TransCanada. Northern Plains and Pan Border were not among the Enron companies that filed for Chapter 11 protection.

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

         CURRENT EFFECTS

         Enron's filing for bankruptcy protection has impacted us. At the time of the filing of the bankruptcy petition, we had a number of contractual relationships with Enron and its subsidiaries. Northern Plains provided and continues to provide operating and administrative services for us. Northern Plains has continued to meet their operational and administrative service obligations under the existing agreement, and we believe they will continue to do so.

         ENA, a wholly owned subsidiary of Enron that is in bankruptcy, was a party to shipper contracts obligating ENA to pay for 3.5% of our capacity. Through the proceeding, ENA rejected and terminated all their contracts on us. We contracted portions of that capacity with others for varying terms. For 2002, we experienced lost revenues of approximately $1.8 million for ENA's capacity. We have claims against ENA for damages for breach of contract and other claims.

         We filed claims against ENA's bankruptcy estate related to these agreements. These claims will likely be deemed to be unsecured claims against certain of the Enron related Chapter 11 companies. We are uncertain regarding the ultimate amount of damages for breach of contract or other claims that we will be able to establish in the bankruptcy proceeding, and we cannot predict the amounts that we will collect or the timing of collection. We believe, however, that any such delay in collecting or failure to collect will not have a material adverse effect on our financial condition, and any amounts collected will not be material to us.

         Northern Plains has advised us that under the Operating Agreement with Northern Plains increased costs may be incurred for health care expenses and pension benefits. Such costs are projected to increase as a result of actual medical claims experience, pension investment returns and effects of the Enron bankruptcy filing. While the determination of reimbursement of such costs by us under the agreement will be made at the time of occurrence, we estimate an increase of $3 million over 2002 levels.

         Enron is the grantor of the Enron Gas Pipeline Employee Benefit Trust (the "Trust"), which when taken together with the Enron Corp. Medical Plan for Inactive Participants (the "Plan") constitutes a "voluntary employees' beneficiary association" or "VEBA" under Section 501(c)(9) of the Internal Revenue Code. In October 2002, Northern Plains was advised that Enron had notified the committee, that has administrative and fiduciary oversight related to the Trust and the Plan, that Enron had made the determination to begin necessary steps to partition the assets of the Trust and the related liabilities of the Plan among all of the participating employers of the Trust. The Trust was established as a regulatory requirement for inclusion of certain costs for post-employment medical benefits in the rates established for the affected pipelines, including us. Enron requested the enrolled actuary to prepare an analysis and recommendation for the allocation of the Trust's assets and associated liabilities among all the participating employers. Enron has advised our management that it intends to seek bankruptcy court approval for the termination of the Trust and for the participating employers to establish a separate trust adequate to receive the assets.

         On May 2, 2002, Enron presented to the creditors' committee a proposal under which specified core energy assets of Enron would be separated from Enron's bankruptcy estate and operated prospectively as a new integrated power and pipeline company. On August 27, 2002, Enron announced that it had commenced a formal sales process for its interests in certain major assets, including Northern Plains and Pan Border. However, on March 19, 2003, Enron announced that its Board of Directors had voted to move forward with the creation of a new pipeline operating entity rather than sell its interests in its North American pipelines. This new company, temporarily referred to as "PipeCo", will include Northern Plains and Pan Border. Enron's announcement also stated that Enron expects PipeCo to be governed by an independent board of directors and afforded protection from joint and several Enron group liabilities and that upon resolution of Enron's Chapter 11 bankruptcy case, it anticipates that shares of PipeCo will be distributed to creditors in connection with the Plan of Reorganization. Enron also stated that it is evaluating the potential sale of a minority interest in PipeCo. The formation of PipeCo will require various Enron Board, bankruptcy court and other regulatory approvals, as well as the consent of the Enron's Official Unsecured Creditors' Committee.

         Enron's filing for bankruptcy protection and related developments have had other impacts on our business and management. Arthur Andersen LLP resigned as our auditors in early 2002, and we retained KPMG LLP as our new auditors. Enron has received several requests for information from different agencies and committees of the United States House of Representatives and Senate. Some of the information requested from Enron may include information about us. In addition, we are aware that the Senate Committee on Governmental Affairs has issued a subpoena to

Enron requesting documents disclosing Enron's communications with the SEC and the FERC, as well as information on compensation matters. As a result of Enron's indirect ownership interest in us, we have been asked to comply with the mandate of the subpoena in such a manner that may be determined by the Committee on Governmental Affairs of the Senate of the United States.

         POSSIBLE EFFECTS

         While Northern Plains and Pan Border have not filed for Chapter 11 bankruptcy protection, their stock is owned by Enron, which is in bankruptcy. As noted above, Enron could sell its interest in Northern Plains and/or Pan Border, or take other action with respect to their investment in Northern Border Partners. Enron could also cause Northern Plains and Pan Border to file for bankruptcy protection. We have had no indication from Enron that it intends to cause such companies to file for bankruptcy protection.

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

         If Northern Plains and Pan Border were to file for bankruptcy protection, Northern Border Partners' Partnership Agreement provides that they would automatically be deemed to have withdrawn as general partners of Northern Border Partners. It is possible that the enforceability of the automatic withdrawal provisions in this partnership agreement may be challenged. The success and impact of a challenge are unknown. Upon the occurrence of such an event of withdrawal, the remaining general partner of Northern Border Partners would have the right to purchase the withdrawing partners' general partnership interests. If the remaining general partner does not purchase such general partnership interests, the limited partners of Northern Border Partners would have the right to elect new general partners. In the event that the remaining general partner does not elect to purchase the general partner interests or a successor is not so elected by the limited partners, then the partnership shall be dissolved. In either event of purchase or election, the party acquiring the general partner interests currently held by Northern Plains and Pan Border would have the right to appoint a majority of our management committee and control our activities, except for those activities requiring a unanimous vote.

         Northern Plains also serves as our operator. If Northern Plains were to file for bankruptcy protection, it could potentially be removed as operator. Certain of Northern Border Pipeline's credit agreements provide that it would be an event of default thereunder if Northern Plains is replaced as operator without the consent of the lenders thereunder.

         Other than the items identified above, we are not aware of any claims made against us that arise out of the Enron bankruptcy cases. We continue to monitor developments at Enron, to assess the impact on us of our existing agreements and relationships with Enron and its subsidiaries, and to take appropriate action to protect our interests.

OUTLOOK

         We will continue to focus on safe, efficient, and reliable operations and the further development of our pipeline. We intend to maintain our position as a low cost transporter of Canadian gas to the midwestern U.S. and provide highly valued services to our customers. Growth may occur through incremental projects intended to access new markets or supply areas and supported by long-term contracts. We are currently working with producers and marketers to develop the contractual support for a new 300-mile pipeline project, the Bison Pipeline, to connect the coal bed methane reserves in the Powder River Basin to markets served by us.

         We are in re-contracting discussions with our customers for contracts that will expire prior to November 1, 2003, which represents approximately 42% of our system capacity. Similar to other industries, the value of capacity on interstate pipelines is driven by supply and demand conditions. In particular, the relationship between gas prices in Canada and prices in the midwestern U.S. markets will determine the underlying value of transportation. This relationship, and natural gas markets overall, has been volatile, which is also an important factor in contracting for firm transportation capacity. Under our FERC tariff, we may concurrently solicit bids for available capacity from other parties subject to the existing customer's rights to match the best offer. During 2002, after completion of this process, we received only bids to extend service from mid-September 2003 to October 31, 2003 and all other existing customers' rights to match an offer were terminated. We are now in a position to contract with interested parties on a first come, first served basis. Based on current conditions, contracts for service on our pipeline may require discounts from maximum transportation rates established in our tariff and/or shorter duration than our existing contract portfolio. Additionally, we may enter into negotiated rate contracts involving charges established on the basis of Canadian-midwestern U.S. gas price differentials or other factors.

         In February 2003, we filed to amend the definition of company use gas, which is gas supplied by our shippers for our operations, to clarify the language by adding detail to the broad categories that comprise company use gas (See Item 1. "Business - FERC Regulation"). Relying upon the currently effective version of the tariff, we included in our collection of company use gas, quantities that were equivalent to the cost of electric power at our electric-driven compressor stations, resulting in cost savings of approximately $8 million annually. Pending the final outcome of this FERC proceeding, we may not realize electric power cost savings to the same extent for 2003.

RISK FACTORS AND INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         Statements in this Annual Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of our operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include:

         o the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Update On The Impact Of Enron's Chapter 11 Filing On Our Business";

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

         With this in mind, you should consider the following important factors that could cause actual results to differ materially from those in the forward-looking statements:

         o The war with Iraq, increasing military tension with regard to North Korea, as well as the terrorist attacks of September 11, 2001 and subsequent unrest, have caused instability in the world's financial and commercial markets and have contributed to volatility in prices for natural gas. In addition, since the September 11, 2001 attacks, the United States government has issued warnings that energy assets, including our nation's pipeline infrastructure, may be a target of future terrorist attacks.

         o Any shipper's failure to perform its contractual obligations could adversely impact our cash flows and financial condition. Some of our shippers or their owners have experienced a deterioration of their financial condition. Should one or more file for bankruptcy protection, our ability to recover amounts owed or to resell the capacity would be impacted.

         o Since Northern Plains, our operator, is a wholly-owned subsidiary of Enron and depends on Enron and certain of its affiliates for some services it provides to us, potential further developments in the Enron Chapter 11 proceeding may cause Northern Plains to be unable to perform under its agreement or to incur increases in costs to continue or replace the services provided by Enron and its affiliates. Most recently, Enron announced its intention to create a new pipeline operating entity, which will include Northern Plains. See "Update On The Impact Of Enron's Chapter 11 Filing On Our Business" above.

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

         o We are subject to extensive regulation by the FERC governing all aspects of our business, including our transportation rates. Under our 1999 rate case settlement, neither our existing customers nor we can seek rate changes until November 2005, at which time we are obligated to file a rate case. We cannot predict what challenges we may have to our rates in the future. See Item 1. "Business - FERC Regulation."

         o Our operations are subject to federal and state agencies for environmental protection and operational safety. We may incur substantial costs and liabilities in the future as a result of stricter environmental and safety laws, regulations and enforcement policies. See Item 1. "Business - Environmental and Safety Matters."

         o Our ability to operate the pipeline on certain tribal lands will depend on our success in renegotiating before 2011 our right-of-way rights on tribal lands within the Fort Peck Reservation. See Item 2. "Properties." We and the Tribes, through a mediation process, have held settlement discussions and have reached a settlement in principle on the pipeline right-of-way lease and taxation issues, subject to final documentation and necessary governmental approvals. If we are unable to recover the costs of the proposed settlement in our future rates, it could have a material adverse impact on our results of operation.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, we attempt to maintain a significant portion of our debt portfolio in fixed rate debt. We also use interest rate swaps as a means to manage interest expense by converting a portion of fixed rate debt into variable rate debt to take advantage of declining interest rates. At December 31, 2002, we had $314.0 million of variable rate debt outstanding, $225.0 million of which was previously fixed rate debt that had been converted to variable rate debt through the use of interest rate swaps. For additional information on our debt obligations and derivative instruments, see Note 5 and Note 6 to our Financial Statements, included elsewhere in this report. As of December 31, 2002, approximately 62% of our debt portfolio was in fixed rate debt.

         If average interest rates change by one percent compared to rates in effect as of December 31, 2002, annual interest expense would change by approximately $3.1 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of December 31, 2002.

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

    Paul F. MacGregor(1)

----------

(1) Designated by Northern Border Partners.

(2) Designated by TC PipeLines.

        William R. Cordes (54) has been a member and Chairman of our management committee since October 1, 2000. Mr. Cordes was named Chief Executive Officer of Northern Border Partners in October 2000. Since October 2000, Mr. Cordes has been the President and a director of Northern Plains, an Enron subsidiary and our operator. In 1970, he started his career at Northern Natural Gas Company, an Enron subsidiary until February 2002, where he worked in several management positions. From June of 1993 until September of 2000, he was President of Northern Natural and from May of 1996 until September of 2000, he was also the President of Transwestern Pipeline, an Enron subsidiary.

         Stanley C. Horton (53) was appointed to our management committee in December 1998. Mr. Horton is the Chairman and Chief Executive Officer of Enron Global Services, and has held that position since August 2001. From January 1997 to August 2001, he was Chairman and Chief Executive Officer of Enron Transportation Services Company, formerly known as the Enron Gas Pipeline Group. From February 1996 to January 1997, he was Co-Chairman and Chief Executive Officer of Enron Operations Corp. From June 1993 to February 1996, he was President and Chief Operating Officer of Enron Operations Corp. He was a Director and Chairman of the Board of EOTT Energy Corp., the general partner of EOTT Energy Partners, L.P. until his resignation from the office of Chairman on April 10, 2002 and then his resignation as Director on May 31, 2002. On May 1, 2001, Mr. Horton became a member of the Board of Directors of Portland General Electric. Mr. Horton also holds the elected position of officer and/or director of the following Enron companies that have filed for Chapter 11 bankruptcy protection:
        Calypso Pipeline, L.L.C. (Director, President and Chief Executive
        Officer)
        Enron Transportation Services Company (Chairman, President and Chief Executive Officer and Director)
        Enron Wind Corp.(n/k/a Enron Wind LLC) (Chairman and Director until April 19, 2002)
        Enron Wind Systems, Inc.(n/k/a Enron Wind Systems, LLC) (Director until April 19, 2002)
        Enron Wind Energy Systems Corp.(n/k/a Enron Wind Energy Systems, LLC) (Chairman, Director until April 19, 2002)

        Enron Wind Maintenance Corp.(n/k/a Enron Wind Maintenance, LLC) (Chairman, Director until April 19, 2002)
        Enron Wind Constructors Corp.(n/k/a Enron Wind Constructors, LLC) (Chairman, Director until April 19, 2002)
        Zond Pacific, LLC (Chairman until September 25, 2002)

         Dennis J. McConaghy (51) has been a member of our management committee since December 2000. He was appointed a director of TC PipeLines GP, Inc. (the general partner of TC PipeLines, LP) in December 2000. His principal occupation is Executive Vice-President Gas Development for TransCanada, a position he has held since May 2001. From October 2000 until May 2001, Mr. McConaghy was Senior Vice-President, Business Development of TransCanada. Prior to that time and since June 2000, Mr. McConaghy was Senior Vice-President, Midstream/Divestments, TransCanada. Prior to that time and since July 1998, Mr. McConaghy was Vice-President, Corporate Strategy and Planning, TransCanada. Prior to that time and since May 1996, Mr. McConaghy was Vice-President, Strategy and Corporate Development, NOVA Corporation. Prior to that time and since November 1995, Mr. McConaghy was Senior Vice-President and Chief Financial Officer, NOVA Chemicals Ltd.

         In August 2002, TransCanada designated Paul MacGregor (45) as its member on the Partnership Policy Committee of Northern Border Partners. Mr. MacGregor is also TC PipeLines' alternate representative on our Management Committee. Additionally, Mr. MacGregor serves as the Vice President, Eastern Business Development, TransCanada, a position he has held since September 1999 and as Vice President, Business Development, of the general partner of TC PipeLines a position he has also held since April 1999. From July 1998 to September 1999, Mr. MacGregor was Vice-President, North American Pipeline Investments for TransCanada's Transmission division. From 1997 until July 1998, he was Vice-President, Alberta Natural Gas Company Ltd. (energy services), a former subsidiary of TransCanada that has since amalgamated into TransCanada. Mr. MacGregor started his career with TransCanada in 1981 and has held various other positions in the Facilities Planning and Evaluations, Finance and Operations Group.

         Day-to-day management and operations are the responsibility of the operator, Northern Plains, as set forth in the operating agreement. We have no employees or executive officers. Officers and employees of Northern Plains provide services to our operations and we reimburse Northern Plains for such costs. We do not compensate members of the management committee for their services.

         There is also an audit and compensation committee composed of members appointed by the management committee. The audit and compensation committee, consisting of Mr. Lee Hobbs, Vice President and Controller, TransCanada, and Mr. Paul F. MacGregor, Vice President, Business Development, TC PipeLines, GP, Inc., oversees the annual audit process and confers with KPMG LLP, our independent auditors. The committee is also responsible for setting up guidelines for compensation to be paid to the executive officers of Northern Plains, each of whom spends at least a portion of his or her time on our operations, and for which Northern Plains is reimbursed as indicated above. Currently, there is one vacancy on the committee.

ITEM 11. EXECUTIVE COMPENSATION

         Jerry L. Peters (45) has served as Treasurer of Northern Plains since October 1998, Vice President of Finance for Northern Plains since July 1994 and director of Northern Plains since August 1994. He has also been named Vice President, Finance for Enron Transportation Services Company. He has been associated with Northern Plains since 1985.

         The following table summarizes information regarding compensation paid or accrued during each of the last three fiscal years to Jerry L. Peters and William R. Cordes (the "Named Officers") by Northern Plains, our operator. Messrs. Cordes and Peters are both employees of Northern Plains, but contribute services to our operations, for which we reimburse Northern Plains.

                           SUMMARY COMPENSATION TABLE

                                                                                                                        All Other
                                 Annual Compensation                                 Long-Term Compensation           Compensation
                             ---------------------------                    ---------------------------------------   ------------
                                                                                            Securities
                                                                            Restricted      Underlying      LTIP
                                                           Other Annual    Stock Awards   Options /SARs    Payouts
   Name & Position           Year    Salary(1)  Bonus(2)  Compensation(3)    ($)(4)(5)         (#)          ($)(6)        ($)(7)
   ---------------           ----    --------   --------  ---------------    ---------        ------       --------      --------
William R. Cordes            2002    $319,333   $250,000      $     --       $100,051             --       $     --      $  1,031
Chief Executive Officer      2001    $312,000   $250,000      $  8,550       $227,150          6,475       $300,000      $    255
                             2000    $311,000   $250,000      $ 15,000       $137,529         17,405       $131,250      $ 13,110

Jerry L. Peters              2002    $159,285   $156,250      $     --       $     --             --       $     --      $ 23,950
Chief Financial and          2001    $154,292   $125,000      $  3,399       $ 75,063          7,085       $     --      $    198
Accounting Officer           2000    $145,293   $110,000      $  3,708       $ 75,036         15,040       $     --      $ 10,091

----------
(1) Mr. Cordes was appointed President of Northern Plains and Chief Executive Officer of the Partnership on October 1, 2000.

(2) Employees were able to elect to receive Northern Border phantom units, Enron Corp. phantom stock, and/or Enron Corp. stock options in lieu of all or a portion of an annual bonus payment. Mr. Cordes and Mr. Peters elected to receive Northern Border phantom units in lieu of a portion of the cash bonus payment under the Northern Border Phantom Unit Plan. Mr. Cordes received 1,914 units in 2001. Mr. Peters received 1,450 units in 2000 and 842 units in 2001. In each case, units will be released to both five years following the grant date.

(3) Other Annual Compensation includes cash perquisite allowances, service awards and vacation payouts. Also, Enron maintained three deferral plans for key employees under which payment of base salary, annual bonus and long-term incentive awards could be deferred to a later specified date. Under the 1985 Deferral Plan, interest is credited on amounts deferred based on 150% of Moody's seasoned corporate bond yield index with a minimum rate of 12%, which for 2000 and 2001 was the minimum rate of 12%. No interest has been reported as Other Annual Compensation under the 1985 Deferral Plan for participating Named Officers because the crediting rates during 2000 and 2001 did not exceed 120% of the long-term Applicable Federal Rate of 14.38% in effect at the time the 1985 Deferral Plan was implemented. Beginning January 1, 1996, the 1994 Deferral Plan credits interest based on fund elections chosen by participants. Since earnings on deferred compensation invested in third-party investment vehicles, comparable to mutual funds, need not be reported, no interest has been reported as Other Annual Compensation under the 1994 Deferral Plan during 2000 and 2001.

(4) The aggregate total of shares in unreleased Enron restricted stock holdings and their values as of December 31, 2002, for each of the Named Officers is:
    Mr. Cordes, 4,295 shares valued at $258, and Mr. Peters, 1,701 shares valued at $102. Dividend equivalents for all restricted stock awards accrue from date of grant and are paid upon vesting. Any dividends on Enron Corp. stock accrued and unreleased as of the date of Enron Corp's filing for bankruptcy protection will only be released in accordance with applicable bankruptcy law.

(5) Mr. Cordes' employment agreement, as executed in September, 2001, provided for a grant of 882 Northern Border Phantom Units valued as of July 30, 2001 at $115.6978 per unit and granted on October 1, 2001. On June 1, 2002, a grant of 697 Northern Border Phantom Units valued at $143.5456 per unit was made in accordance with his employment agreement. The phantom units vest 100% on the fifth anniversary of the date of the grant.

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

(7) The amounts shown include the value of Enron Common Stock allocated to employees' special subaccounts under Enron's Employee Stock Ownership Plan, matching contributions to employees' Enron Corp. Savings Plan, and imputed income on life insurance benefits. Mr. Peters' employment agreement, as executed in April, 2002, provided for a "stay" bonus in which $23,950 of the amount was paid six months following the implementation of the agreement. The remaining amount of $71,853 will be paid upon completion of the term of the agreement.

STOCK OPTION GRANTS DURING 2002

         Due to the bankruptcy filing by Enron Corp on December 2, 2001, there were no grants of stock options pursuant to Enron's stock plans to the Named Officers reflected in the Summary Compensation Table. No stock appreciation rights were granted during 2002.

Aggregated Stock Option/SAR Exercises During 2002 and Stock Option/SAR Values as of December 31, 2002

    The following table sets forth information with respect to the Named Officers concerning the exercise of Enron SARs and options during the last fiscal year and unexercised Enron options and SARs held as of the end of the fiscal year:

                                               Number of Securities
                                              Underlying Unexercised       Value of Unexercised
                    Shares                       Options/SARs at         In-the-Money Options/SARs
                  Acquired on      Value         December 31, 2002         December 31, 2002 (1)
     Name         Exercise (#)   Realized   Exercisable  Unexercisable   Exercisable  Unexercisable
     ----         ------------   --------   -----------  -------------   -----------  -------------
William R. Cordes     --           $--        232,936       11,664           $--          $--
Jerry L. Peters       --           $--         63,429        4,156           $--          $--


----------
(1) The dollar value in this column for Enron Corp. stock options was calculated by determining the difference between the fair market value underlying the options as of December 31, 2002 ($0.06) and the grant price.

RETIREMENT AND SUPPLEMENTAL BENEFIT PLANS

         Enron maintains the Enron Corp. Cash Balance Plan (the "Cash Balance Plan"), which is a noncontributory defined benefit pension plan to provide retirement income for employees of Enron and its subsidiaries. Through December 31, 1994, participants in the Cash Balance Plan with five years or more of service were entitled to retirement benefits in the form of an annuity based on a formula that uses a percentage of final average pay and years of service. In 1995, Enron's Board of Directors adopted an amendment to and restatement of the Cash Balance Plan changing the plan's name from the Enron Corp. Retirement Plan to the Enron Corp. Cash Balance Plan. In connection with a change to the retirement benefit formula, all employees became fully vested in retirement benefits earned through December 31, 1994. The formula in place prior to January 1, 1995 was suspended and replaced with a benefit accrual in the form of a cash balance of 5% of eligible annual base pay beginning January 1, 1996. Effective January 1, 2003, Enron suspended future 5% benefit accruals under the Cash Balance Plan. Each employee's accrued benefit will continue to be credited with interest based on ten-year Treasury Bond yields.

         Enron also maintains a noncontributory employee stock ownership plan ("ESOP"), which was merged into the Enron Corp. Savings Plan effective

August 30, 2002 and covered all eligible employees. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Cash Balance Plan prior to December 31, 1994. December 31, 1993 was the final date on which ESOP allocations were made to employees' retirement accounts.

         Effective December 2, 2001, Enron no longer maintains a Supplemental Retirement Plan. The following table sets forth the estimated annual benefits payable under normal retirement at age 65, assuming current remuneration levels without any salary or bonus projections and participation until normal retirement at age 65, with respect to the Named Officers under the provisions of the foregoing retirement plans.

                                 Estimated
                  Current        Credited        Current           Estimated
                  Credited       Years of      Compensation     Annual Benefit
                  Years of        Service        Covered         Payable Upon
                  Service        at Age 65       By Plans         Retirement
                  -------        ---------       --------         ----------
Mr. Cordes          32.4           44.1          $200,000          $ 74,023
Mr. Peters          17.9           38.8          $159,671          $ 22,780

--------
NOTE: The estimated annual benefits payable are based on the straight life annuity form without adjustment for any offset applicable to a participant's retirement subaccount in Enron's ESOP.

Severance Plans

         Northern Plains' Severance Pay Plan provides for the payment of benefits to employees who are terminated for failing to meet performance objectives or standards or who are terminated due to reorganization or similar business circumstances. The amount of benefits payable for performance related terminations is based on length of service and may not exceed eight weeks' pay. For those terminated as the result of reorganization or similar business circumstances, the benefit is based on length of service and amount of pay up to a maximum payment of 52 weeks of base pay. The employee must sign a Waiver and Release of Claims Agreement in order to receive any severance benefit.

ITEM 12. BENEFICIAL OWNERSHIP OF PARTNERSHIP INTERESTS

         The following table sets forth the beneficial ownership of general partnership interests of Northern Border Pipeline Company. There are no limited partnership interests.

                                                            General
                  Name of Beneficial                      Partnership
                        Owner                              Interest
                        -----                              --------
                  Northern Border                             70%
                    Partners, L.P. (1)
                  TC PipeLines, LP (2)                        30%

----------
(1) The address of Northern Border Partners, L.P. is 13710 FNB Parkway, Omaha, NE 68154-5200. Northern Border Partners holds its 70% general partnership interest through Northern Border Intermediate Limited Partnership, a subsidiary limited partnership. Northern Border Partners has three general partners: Northern Plains Natural Gas Company, Pan Border Gas Company and Northwest Border Pipeline Company. Northern Plains and Pan Border are wholly-owned subsidiaries of Enron Corp. and Northwest Border is a wholly-owned subsidiary of TransCanada PipeLines Limited.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have extensive ongoing relationships with our general partners and certain of their affiliates. Since 1980, Northern Plains, an affiliate of Enron, has acted and will continue to act as the operator of our pipeline system pursuant to the terms of the operating agreement with Northern Plains. The initial term of the operating agreement expires in 2007. The operating agreement will continue in effect thereafter on a year-to-year basis unless terminated by us or Northern Plains upon six months written notice by either party. The operator is entitled to reimbursement for all reasonable costs, including overhead and administrative expenses, incurred by it and its affiliates in connection with the performance of its responsibilities as operator. In addition, we have agreed to indemnify the operator against any claims and liabilities arising out of the good faith performance by the operator of its responsibilities under our partnership agreement, to the extent the operator is acting within the scope of its authority and in the course of our business. For the year ended December 31, 2002, the aggregate amount charged by Northern Plains, for its services as operator, was approximately $22.8 million. While Northern Plains continues to perform its obligations, certain of the services are provided through Enron and other subsidiaries. We continue to monitor and assess the impacts of the services and relationships with Enron and its subsidiaries. We believe that any services affected by the Enron bankruptcy filings may be obtained from other sources in a manner that will not have a material adverse impact on the Partnership.

         See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Update On The Impact Of Enron's Chapter 11 Filing On Our Business."

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

         o Our partnership agreement relieves Northern Border Partners and TC PipeLines, their affiliates and their transferees from any duty to offer business opportunities to us, except that neither our general partners or their affiliates may pursue any opportunity relating to expansion or improvements of our pipeline system as it existed on January 15, 1999.

ITEM 14. CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures" as such term is defined in Rule 13(a)-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this report. Based upon their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


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

             *4.2 Indenture, dated as of September 17, 2001, between Northern Border Pipeline Company and Bank One Trust Company, N.A. (Exhibit 4.2 to Northern Border Pipeline Company's Registration Statement on Form S-4, Registration No. 333-73282 ("2001 Form S-4")).

             *4.3 Indenture, dated as of April 29, 2002, between Northern Border Pipeline Company and Bank One Trust Company, N.A. (Exhibit 4.1 to Northern Border Pipeline Company's Form 10-Q for the quarter ended March 31, 2002).

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

            *10.4 Credit Agreement, dated as of May 16, 2002, among Northern Border Pipeline Company, Bank One, NA, Citibank, N.A., Bank of Montreal, SunTrust Bank, Wachovia Bank, National Association, Banc One Capital Markets, Inc, and Lenders (as defined therein) (Exhibit 10.1 to Northern Borders Partners, L.P.'s Current Report on Form 8-K dated June 26,
                     2002).

            *10.5 Seventh Supplement Amending Northern Border Pipeline Company General Partnership Agreement (Exhibit 10.15 to Form S-1).

            *10.6 Eighth Supplement Amending Northern Border Pipeline Company General Partnership Agreement (Exhibit 10.15 of Form S-4).

            *10.7 Ninth Supplement Amending Northern Border Pipeline Company General Partnership Agreement (Exhibit 10.37 to 2001 Form S-4).

            *10.8 Form of Conveyance, Contribution and Assumption Agreement among Northern Plains Natural Gas Company, Northwest Border Pipeline Company, Pan Border Gas Company, Northern Border Partners, L.P., and Northern Border Intermediate Limited Partnership (Exhibit 10.16 to Form S-1).

            *10.9 Form of Contribution, Conveyance and Assumption Agreement among TC PipeLines, LP and certain other parties. (Exhibit
                     10.2 to TC PipeLines, LP's Form S-1, SEC File No. 333-69947 ("TC Form S-1")).

            *10.10 Employment Agreement between Northern Plains Natural Gas Company and William R. Cordes effective June 1, 2001 (Exhibit 10.27 to Northern Border Partners, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

            *10.11 Amendment to Employment Agreement between Northern Plains Natural Gas Company and William R. Cordes, effective September 25, 2001 (Exhibit 10.36 to 2001 Form S-4).

            *10.12 Employment Agreement between Northern Plains Natural Gas Company and Jerry L. Peters effective April 1, 2002 (Exhibit 10.1 to Northern Border Pipeline Company's Form 10-Q for the quarter ended March 31, 2002).

            *10.13 Northern Border Pipeline Company Agreement among Northern Plains Natural Gas Company, Pan Border Gas Company, Northwest Border Pipeline Company, TransCanada Border PipeLine Ltd., TransCan Northern Ltd., Northern Border Intermediate Limited Partnership, Northern Border Partners, L.P., and the Management Committee of Northern Border Pipeline, dated as of March 17, 1999 (Exhibit 10.21 to Northern Border Partners, L.P.'s Form 10-K/A for the year ended December 31, 1998, SEC File No. 1-12202 ("1998 10-K")).

            *10.14 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Pan-Alberta Gas (U.S.) Inc., dated October 1, 1993, with Amended Exhibit A effective June 22, 1998 (Exhibit 10.25 to TC Form S-1).

            *10.15 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Pan-Alberta Gas (U.S.) Inc. (successor to Natgas U.S. Inc.), dated October 6, 1989, with Amended Exhibit A effective April 2, 1999 (Exhibit 10.26 to TC Form S-1).

            *10.16 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Pan-Alberta Gas (U.S.) Inc., dated October 1, 1992, with Amended Exhibit A effective June 22, 1998 (Exhibit 10.27 to TC Form S-1).

            *16.1 Letter of Arthur Andersen LLP, former auditors of Northern Border Pipeline Company, dated February 11, 2002 (Exhibit
                     99.3 to Northern Border Pipeline Company's Form 8-K filed on February 13, 2002).

            *99.1 Northern Border Phantom Unit Plan (Exhibit 99.1 to Northern Border Partners, L.P.'s Registration No. 333-66949 and
                     Exhibit 99.1 to Northern Border Partners, L.P.'s Registration No. 333-72696).

             99.2 Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.3 Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             *Indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.

             (b) REPORTS

             Northern Border Pipeline Company filed a Current Report on Form 8-K, dated October 2, 2002 reporting the re-audit of 1999 and 2000 financial statements by KPMG LLP and an amendment to update Item 10 of the Form 10-K for the year ended 2001 as a result of the purchase by TransCanada PipeLines Limited of the general partner interest formerly owned by The Williams Companies.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2003.


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

       Signature                                        Title                                          Date
       ---------                                        -----                                          ----


/s/ William R. Cordes                      President, Northern Plains Natural Gas Company           March 28, 2003
--------------------------------------      (functional equivalent to the registrant's principal
    William R. Cordes                      executive officer) and Management Committee Member

/s/ Jerry L. Peters                        Vice President, Finance and Treasurer,                   March 28, 2003
--------------------------------------      Northern Plains Natural Gas Company (functional
    Jerry L. Peters                        equivalent to the registrant's principal financial
                                           and accounting officer)

/s/ Stanley C. Horton                      Management Committee Member                              March 28, 2003
--------------------------------------
    Stanley C. Horton

/s/ Dennis J. McConaghy                    Management Committee Member                              March 28, 2003
--------------------------------------
    Dennis J. McConaghy

/s/ Paul F. MacGregor                      Management Committee Member                              March 28, 2003
--------------------------------------
    Paul F. MacGregor

CERTIFICATION PURSUANT TO RULE 13-A OR 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William R. Cordes, certify that:

1. I have reviewed this annual report on Form 10-K of Northern Border Pipeline Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003
                                             /s/ William R. Cordes
                                             -----------------------------------
                                             William R. Cordes
                                             President, Northern Plains Natural
                                             Gas Company

CERTIFICATION PURSUANT TO RULE 13-A OR 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jerry L. Peters, certify that:

1. I have reviewed this annual report on Form 10-K of Northern Border Pipeline Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003
                                            /s/ Jerry L. Peters
                                            ------------------------------------
                                            Jerry L. Peters
                                            Vice President, Finance and
                                            Treasurer
                                            Northern Plains Natural Gas Company

                        NORTHERN BORDER PIPELINE COMPANY

                          INDEX TO FINANCIAL STATEMENTS


                                                                 PAGE NO.
                                                                 --------
Financial Statements

      Independent Auditors' Report                                 F-2
      Balance Sheet - December 31, 2002 and 2001                   F-3
      Statement of Income - Years Ended                            F-4
           December 31, 2002, 2001 and 2000
      Statement of Comprehensive Income - Years Ended              F-4
           December 31, 2002, 2001 and 2000
      Statement of Cash Flows - Years Ended                        F-5
           December 31, 2002, 2001 and 2000
      Statement of Changes in Partners' Equity -                   F-6
           Years Ended December 31, 2002, 2001 and 2000
      Notes to Financial Statements                                F-7 through
                                                                   F-15

Financial Statements Schedule

      Independent Auditors' Report on Schedule                     S-1
      Schedule II - Valuation and Qualifying Accounts              S-2

                          INDEPENDENT AUDITORS' REPORT



Northern Border Pipeline Company:


We have audited the accompanying balance sheets of Northern Border Pipeline Company (a Texas partnership) as of December 31, 2002 and 2001, and the related statements of income, comprehensive income, cash flows, and changes in partners' equity for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Border Pipeline Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP




January 23, 2003
Omaha, Nebraska

                        NORTHERN BORDER PIPELINE COMPANY

                                  BALANCE SHEET

                                 (IN THOUSANDS)


                                                                           DECEMBER 31,
                                                                -----------------------------------
                                                                   2002                     2001
                                                                ----------               ----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                    $   25,358               $   11,003
   Accounts receivable (net of allowance for
      doubtful accounts of $1,925 in 2001)                          32,774                   29,249
   Related party receivables (net of allowance
      for doubtful accounts of $4,805 and $1,251
      in 2002 and 2001, respectively)                                1,552                      455
   Materials and supplies, at cost                                   4,721                    4,873
   Prepaid expenses and other                                        1,844                    1,731
                                                                ----------               ----------

      Total current assets                                          66,249                   47,311
                                                                ----------               ----------

NATURAL GAS TRANSMISSION PLANT
   In service                                                    2,427,459                2,429,662
   Construction work in progress                                     4,027                    2,891
                                                                ----------               ----------

      Total property, plant and equipment                        2,431,486                2,432,553
   Less: Accumulated provision for
      depreciation and amortization                                795,525                  746,888
                                                                ----------               ----------

      Property, plant and equipment, net                         1,635,961                1,685,665
                                                                ----------               ----------

OTHER ASSETS
   Derivative financial instruments                                 21,204                    3,366
   Other                                                            16,623                   15,527
                                                                ----------               ----------

      Total other assets                                            37,827                   18,893
                                                                ----------               ----------

      Total assets                                              $1,740,037               $1,751,869
                                                                ==========               ==========


LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                         $   65,000               $  350,000
   Accounts payable                                                 17,103                    3,089
   Related party payables                                            7,323                    2,204
   Accrued taxes other than income                                  28,374                   27,167
   Accrued interest                                                 13,173                   16,526
                                                                ----------               ----------

      Total current liabilities                                    130,973                  398,986
                                                                ----------               ----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                          783,906                  513,666
                                                                ----------               ----------

RESERVES AND DEFERRED CREDITS                                       15,386                    5,623
                                                                ----------               ----------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY
   Partners' capital                                               803,014                  824,421
   Accumulated other comprehensive income                            6,758                    9,173
                                                                ----------               ----------

      Total partners' equity                                       809,772                  833,594
                                                                ----------               ----------

      Total liabilities and partners' equity                    $1,740,037               $1,751,869
                                                                ==========               ==========




   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                               STATEMENT OF INCOME

                                 (IN THOUSANDS)




                                                              YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                         2002          2001            2000
                                                      ---------      ---------      ---------
OPERATING REVENUES
   Operating revenues                                 $ 321,050      $ 315,145      $ 334,978
   Provision for rate refunds                              --           (2,057)       (23,956)
                                                      ---------      ---------      ---------

      Operating revenues, net                           321,050        313,088        311,022
                                                      ---------      ---------      ---------

OPERATING EXPENSES
   Operations and maintenance                            41,442         33,695         41,548
   Depreciation and amortization                         58,714         57,516         57,328
   Taxes other than income                               28,436         25,636         27,979
                                                      ---------      ---------      ---------

      Operating expenses                                128,592        116,847        126,855
                                                      ---------      ---------      ---------

OPERATING INCOME                                        192,458        196,241        184,167
                                                      ---------      ---------      ---------

INTEREST EXPENSE
   Interest expense                                      51,550         56,262         65,489
   Interest expense capitalized                             (25)          (911)          (328)
                                                      ---------      ---------      ---------

      Interest expense, net                              51,525         55,351         65,161
                                                      ---------      ---------      ---------

OTHER INCOME (EXPENSE)
   Allowance for equity funds used
      during construction                                    26            925            305
   Other income (expense), net                            1,760         (1,357)         7,753
                                                      ---------      ---------      ---------

        Other income (expense)                            1,786           (432)         8,058
                                                      ---------      ---------      ---------

NET INCOME TO PARTNERS                                $ 142,719      $ 140,458      $ 127,064
                                                      =========      =========      =========

                        NORTHERN BORDER PIPELINE COMPANY

                        STATEMENT OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)


                                                              YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                        2002           2001           2000
                                                      ---------      ---------      ---------
Net income to partners                                $ 142,719      $ 140,458      $ 127,064
Other comprehensive income:
   Transition adjustment from
     adoption of SFAS No. 133                              --           10,347           --
   Change associated with current
     period hedging transactions                         (2,415)        (1,174)          --
                                                      ---------      ---------      ---------

Total comprehensive income                            $ 140,304      $ 149,631      $ 127,064
                                                      =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                             STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)



                                                                            YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                      2002            2001           2000
                                                                    ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                                           $ 142,719      $ 140,458      $ 127,064
                                                                    ---------      ---------      ---------

   Adjustments to reconcile net income to
   partners to net cash provided by
   operating activities:
      Depreciation and amortization                                    59,079         57,881         57,682
      Provision for rate refunds                                           --          2,036         25,082
      Rate refunds paid                                                    --         (6,762)       (22,673)
      Allowance for equity funds used
        during construction                                               (26)          (925)          (305)
      Reserves and deferred credits                                     9,763            736         (5,806)
      Changes in components of working capital                         12,404          4,583         (3,002)
      Other                                                              (447)          (685)        (2,075)
                                                                    ---------      ---------      ---------

           Total adjustments                                           80,773         56,864         48,903
                                                                    ---------      ---------      ---------

      Net cash provided by operating activities                       223,492        197,322        175,967
                                                                    ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant
      and equipment, net                                               (8,379)       (54,659)       (15,523)
                                                                    ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                         (164,126)      (143,032)      (134,904)
   Issuance of long-term debt, net                                    431,894        385,400         75,000
   Retirement of long-term debt                                      (468,000)      (374,000)      (111,000)
   Increase (decrease) in bank overdrafts                                  --        (22,437)        22,437
   Proceeds received (paid) upon termination of
      derivatives                                                       2,351         (4,070)            --
   Long-term debt financing costs                                      (2,877)        (2,567)          (241)
                                                                    ---------      ---------      ---------

      Net cash used in financing activities                          (200,758)      (160,706)      (148,708)
                                                                    ---------      ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                14,355        (18,043)        11,736

Cash and cash equivalents-beginning of year                            11,003         29,046         17,310
                                                                    ---------      ---------      ---------

Cash and cash equivalents-end of year                               $  25,358      $  11,003      $  29,046
                                                                    =========      =========      =========

-----------------------------------------------------------------------------------------------------------

Changes in components of working capital:
   Accounts receivable                                              $  (4,622)     $   3,432      $  (6,087)
   Materials and supplies                                                 152           (163)        (1,767)
   Prepaid expenses and other                                            (113)        (1,484)           455
   Accounts payable                                                    19,133          1,643          1,585
   Accrued taxes other than income                                      1,207           (970)         1,847
   Accrued interest                                                    (3,353)         2,125         (2,103)
   Over/under recovered cost of service                                    --             --          3,068
                                                                    ---------      ---------      ---------

   Total                                                            $  12,404      $   4,583      $  (3,002)
                                                                    =========      =========      =========









   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                 (IN THOUSANDS)


                                     TC             NORTHERN
                                  PIPELINES          BORDER         ACCUMULATED
                                 INTERMEDIATE     INTERMEDIATE         OTHER           TOTAL
                                   LIMITED           LIMITED       COMPREHENSIVE      PARTNERS'
                                 PARTNERSHIP       PARTNERSHIP         INCOME          EQUITY
                                 -----------       -----------         ------          ------
Partners' Equity at

   December 31, 1999              $ 250,450        $ 584,385          $    --        $ 834,835

Net income to
  partners                           38,119           88,945               --          127,064

Distributions paid                  (40,471)         (94,433)              --         (134,904)
                                  ---------        ---------          ---------      ---------

Partners' Equity at
   December 31, 2000                248,098          578,897               --          826,995

Net income to
   partners                          42,138           98,320               --          140,458

Transition adjustment
   from adoption of
   SFAS No. 133                        --               --               10,347         10,347

Change associated
   with current period
   hedging transactions                --               --               (1,174)        (1,174)

Distributions paid                  (42,910)        (100,122)              --         (143,032)
                                  ---------        ---------          ---------      ---------

Partners' Equity at
   December 31, 2001                247,326          577,095              9,173        833,594

Net income to
   partners                          42,816           99,903               --          142,719

Change associated
   with current period
   hedging transactions                --               --               (2,415)        (2,415)

Distributions paid                  (49,238)        (114,888)              --         (164,126)
                                  ---------        ---------          ---------      ---------

Partners' Equity at
   December 31, 2002              $ 240,904        $ 562,110          $   6,758      $ 809,772
                                  =========        =========          =========      =========







   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND MANAGEMENT

         Northern Border Pipeline Company (Northern Border Pipeline) is a Texas general partnership formed in 1978. The ownership percentages of the partners in Northern Border Pipeline (Partners) at December 31, 2002 and 2001, are as follows:

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

        Northern Border Pipeline is managed by a Management Committee that includes three representatives from Northern Border Intermediate Limited Partnership (Partnership) and one representative from TC PipeLines Intermediate Limited Partnership (TC PipeLines). The Partnership's representatives selected by its general partners, Northern Plains Natural Gas Company (Northern Plains), a wholly-owned subsidiary of Enron Corp. (Enron), Pan Border Gas Company (Pan Border), a wholly-owned subsidiary of Northern Plains, and Northwest Border Pipeline Company, a wholly-owned subsidiary of TransCanada PipeLines Limited and affiliate of TC PipeLines, have 35%, 22.75% and 12.25%, respectively, of the voting interest on the Management Committee. The representative designated by TC PipeLines votes the remaining 30% interest. The day-to-day management of Northern Border Pipeline's affairs is the responsibility of Northern Plains, as defined by an operating agreement between Northern Border Pipeline and Northern Plains. Northern Border Pipeline is charged for the salaries, benefits and expenses of Northern Plains. Northern Plains also utilizes Enron affiliates for management services related to Northern Border Pipeline. For the years ended December 31, 2002, 2001, and 2000, Northern Border Pipeline's charges from Northern Plains and its affiliates totaled approximately $22.8 million, $29.5 million and $31.7 million, respectively. See Note 10 for a discussion of Northern Border Pipeline's relationships with Enron and developments involving Enron.

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

                        NORTHERN BORDER PIPELINE COMPANY

                         NOTES TO FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (B)  Government Regulation (continued)

               Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. Northern Border Pipeline continually assesses whether the recovery of the regulatory assets is probable by considering such factors as regulatory changes and the impact of competition. Northern Border Pipeline believes the recovery of the existing regulatory assets is probable. If future recovery ceases to be probable, Northern Border Pipeline would be required to write off the regulatory assets at that time. At December 31, 2002 and 2001, Northern Border Pipeline has reflected regulatory assets of approximately $10.5 million and $11.5 million, respectively, in other assets on the balance sheet. Northern Border Pipeline is recovering the regulatory assets from its shippers over varying time periods, which range from five to 44 years.

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

          (D)  Income Taxes

               Income taxes are the responsibility of the Partners and are not reflected in these financial statements. However, the Northern Border Pipeline FERC tariff establishes the method of accounting for and calculating income taxes and requires Northern Border Pipeline to reflect in its rates the income taxes, which would have been paid or accrued if Northern Border Pipeline were organized during the period as a corporation. As a result, for purposes of determining transportation rates in calculating the return allowed by the FERC, Partners' capital and rate base are reduced by the amount equivalent to the net accumulated deferred income taxes. Such amounts were approximately $343 million and $336 million at December 31, 2002 and 2001, respectively, and are primarily related to accelerated depreciation and other plant-related differences.

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

               Property, plant and equipment is stated at original cost. During periods of construction, Northern Border Pipeline is permitted to

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (F) Property, Plant and Equipment and Related Depreciation and Amortization (continued)


               capitalize an allowance for funds used during construction, which represents the estimated costs of funds used for construction purposes. The original cost of property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal. No retirement gain or loss is included in income except in the case of retirements or sales of entire regulated operating units.

               Maintenance and repairs are charged to operations in the period incurred. The provision for depreciation and amortization of the transmission line is an integral part of Northern Border Pipeline's FERC tariff. The effective depreciation rate applied to Northern Border Pipeline's transmission plant is 2.25%. Composite rates are applied to all other functional groups of property having similar economic characteristics.

         (G)   Risk Management

               Financial instruments are used by Northern Border Pipeline in the management of its interest rate exposure. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities. Northern Border Pipeline does not use these instruments for trading purposes. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Northern Border Pipeline adopted SFAS No. 133 beginning January 1, 2001. See Note 6 for a discussion of Northern Border Pipeline's derivative instruments and hedging activities.

3. RATES AND REGULATORY ISSUES

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

         After the FERC approved the rate case settlement and prior to the end of 2000, Northern Border Pipeline made estimated refund payments to its shippers totaling approximately $22.7 million, primarily related to the period from December 1999 to November 2000. During the first quarter of 2001, Northern Border Pipeline paid the remaining refund obligation to its

                        NORTHERN BORDER PIPELINE COMPANY

                         NOTES TO FINANCIAL STATEMENTS


3. RATES AND REGULATORY ISSUES (continued)


         shippers totaling approximately $6.8 million, which related to periods through January 2001.

         On March 16, 2000, the FERC issued an order granting Northern Border Pipeline's application for a certificate to construct and operate an expansion and extension of its pipeline system into Indiana (Project
         2000). The facilities for Project 2000 were placed into service on October 1, 2001.

         In 2003, Northern Border Pipeline filed to amend its tariff for the definition of company use gas, which is gas supplied by its shippers for its operations, to clarify the language by adding detail to the broad categories that comprise company use gas. Relying upon the currently effective version of the tariff, Northern Border Pipeline included in its collection of company use gas, quantities that were equivalent to the cost of electric power at its electric-driven compressor stations during the period of June 2001 through January 2003. The proposed language provides additional detail concerning the practice of recognizing electric costs at electric powered compressor stations in the determination of company use gas. Northern Border Pipeline requested that the tariff change be effective April 1, 2003. Several parties have filed protests of this change and have requested that the FERC order refunds. While Northern Border Pipeline cannot predict the outcome of this proceeding at this time, the accompanying financial statements reflect a reserve of $10 million.

4. TRANSPORTATION SERVICE AGREEMENTS

         Operating revenues are collected pursuant to the FERC tariff through firm transportation service agreements. The firm service agreements extend for various terms with termination dates that range from March 2003 to December 2013. Northern Border Pipeline also has interruptible transportation service agreements and other transportation service agreements with numerous shippers.

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

         At December 31, 2002, Northern Border Pipeline's largest shipper is Pan-Alberta Gas (U.S.) Inc. (Pan-Alberta) with approximately 20% of the contracted firm capacity, of which approximately 3% has been temporarily released to other shippers through October 31, 2003. Mirant Americas Energy Marketing, LP (Mirant), who manages the assets of Pan-Alberta Gas, Ltd., including the Pan-Alberta contracts with Northern Border Pipeline, also is obligated for approximately 10% of the contracted firm capacity. The Pan-Alberta firm service agreements expire in October 2003. The Mirant firm service agreements expire in October 2006 and December 2008. The obligations of Pan-Alberta and Mirant are supported by various credit support arrangements, including among others, letters of credit and escrow accounts and an upstream capacity transfer agreement. Operating revenues

                        NORTHERN BORDER PIPELINE COMPANY

                         NOTES TO FINANCIAL STATEMENTS


4. TRANSPORTATION SERVICE AGREEMENTS (continued)

         from Mirant and Pan-Alberta for the years ended December 31, 2002, 2001 and 2000 were $105.5 million, $80.7 million and $78.2 million, respectively.

         At December 31, 2002, there is no contracted firm capacity held by shippers affiliated with Northern Border Pipeline. Previously, some of Northern Border Pipeline's shippers have been affiliated with its general partners. Operating revenues from affiliates were $1.4 million, $52.1 million and $58.5 million for the years ended December 31, 2002, 2001, and 2000, respectively.

5. CREDIT FACILITIES AND LONG-TERM DEBT

         Detailed information on long-term debt is as follows:

                                                                         December 31,
                                                                   -----------------------
        (Thousands of dollars)                                        2002          2001
        ----------------------                                     ---------     ---------
        1992 Pipeline Senior Notes - average 8.57%
             and 8.53% at December 31, 2002 and 2001,
             respectively, due from 2002 to 2003                   $  65,000     $ 143,000
        Pipeline Credit Agreement -
             Term loan - average 2.46% at
               December 31, 2001, due 2002                              --         272,000
        2002 Pipeline Credit Agreement -
             average 2.05% at December 31, 2002,
             due 2005                                                 89,000          --
        1999 Pipeline Senior Notes - 7.75%, due 2009                 200,000       200,000
        2001 Pipeline Senior Notes - 7.50%, due 2021                 250,000       250,000
        2002 Pipeline Senior Notes - 6.25%, due 2007                 225,000          --
        Fair value adjustment for interest rate
             swaps (Note 6)                                           21,204          --
        Unamortized debt discount                                     (1,298)       (1,334)
                                                                   ---------     ---------

        Total                                                        848,906       863,666
        Less: Current maturities of long-term debt                    65,000       350,000
                                                                   ---------     ---------

        Long-term debt                                             $ 783,906     $ 513,666
                                                                   =========     =========

        Northern Border Pipeline entered into a $175 million three-year credit agreement (2002 Pipeline Credit Agreement) with certain financial institutions in May 2002, which is to be used to refinance existing indebtedness and for general business purposes. The 2002 Pipeline Credit Agreement permits Northern Border Pipeline to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. Northern Border Pipeline is required to pay a fee on the principal commitment amount of $175 million.

        In April 2002, Northern Border Pipeline completed a private offering of $225 million of 6.25% Senior Notes due 2007 (2002 Pipeline Senior Notes) and in September 2001, Northern Border Pipeline completed a private offering of $250 million of 7.50% Senior Notes due 2021 (2001 Pipeline Senior Notes). The 2002 Pipeline Senior Notes and 2001 Pipeline Senior Notes were subsequently exchanged in registered offerings for notes with substantially identical terms. The proceeds from the senior notes were used to reduce indebtedness outstanding.

                        NORTHERN BORDER PIPELINE COMPANY

                         NOTES TO FINANCIAL STATEMENTS


5. CREDIT FACILITIES AND LONG-TERM DEBT (continued)

        Interest paid, net of amounts capitalized, during the years ended December 31, 2002, 2001 and 2000 was $55.3 million, $53.9 million and $68.0 million, respectively.

        Aggregate required repayments of long-term debt are as follows: $65 million, $89 million and $225 million for 2003, 2005 and 2007, respectively. There are no required repayment obligations for either 2004 or 2006.

        Certain of Northern Border Pipeline's long-term debt and credit arrangements contain requirements as to the maintenance of minimum partners' capital and debt to capitalization ratios, leverage ratios and interest coverage ratios that restrict the incurrence of other indebtedness by Northern Border Pipeline and also place certain restrictions on distributions to the partners of Northern Border Pipeline. Under the most restrictive of the covenants, as of December 31, 2002 and 2001, respectively, $99 million and $110 million of partners' capital of Northern Border Pipeline could be distributed. The 2002 Pipeline Credit Agreement requires the maintenance of a ratio of EBITDA (net income plus interest expense, income taxes and depreciation and amortization) to interest expense of greater than 3 to 1. The
        2002 Pipeline Credit Agreement also requires the maintenance of the ratio of indebtedness to EBITDA of no more than 4.5 to 1. At December 31, 2002, Northern Border Pipeline was in compliance with these covenants.

        The following estimated fair values of financial instruments represent the amount at which each instrument could be exchanged in a current transaction between willing parties. Based on quoted market prices for similar issues with similar terms and remaining maturities, the estimated fair value of the 1992 Pipeline Senior Notes, 1999 Pipeline Senior Notes, 2001 Pipeline Senior Notes and 2002 Pipeline Senior Notes was approximately $827 million and $623 million at December 31, 2002 and 2001, respectively. Northern Border Pipeline presently intends to maintain the current schedule of maturities for the 1992 Pipeline Senior Notes, 1999 Pipeline Senior Notes, 2001 Pipeline Senior Notes and the 2002 Pipeline Senior Notes, which will result in no gains or losses on their respective repayment. The fair value of Northern Border Pipeline's variable rate debt approximates the carrying value since the interest rates are periodically adjusted to reflect current market conditions.

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

        Prior to the anticipated issuance of fixed rate debt, Northern Border Pipeline has entered into forward starting interest rate swap agreements. The interest rate swaps have been designated as cash flow hedges as they were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance of the fixed rate debt. The notional amount of the interest rate swaps does not exceed the expected principal amount of fixed rate debt to be issued. Upon issuance of the fixed rate debt, the swaps were terminated and the proceeds received or

                        NORTHERN BORDER PIPELINE COMPANY

                         NOTES TO FINANCIAL STATEMENTS


6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

        amounts paid to terminate the swaps were recorded in accumulated other comprehensive income and amortized to interest expense over the term of the hedged debt.

        For the year ended December 31, 2002, Northern Border Pipeline received $2.4 million from terminated interest rate swaps. For the year ended December 31, 2001, Northern Border Pipeline paid approximately $4.1 million to terminate interest rate swaps.

        During the years ended December 31, 2002 and 2001, respectively, Northern Border Pipeline amortized approximately $1.4 million and $1.2 million related to the terminated interest rate swap agreements as a reduction to interest expense from accumulated other comprehensive income. Northern Border Pipeline expects to amortize approximately $1.6 million in 2003.

        Northern Border Pipeline entered into interest rate swap agreements with notional amounts totaling $225 million in May 2002. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At December 31, 2002, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.70%. Northern Border Pipeline's interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the 2002 Pipeline Senior Notes. The accompanying balance sheet at December 31, 2002, reflects a non-cash gain of approximately $21.2 million in derivative financial instruments with a corresponding increase in long-term debt.

7. COMMITMENTS AND CONTINGENCIES

        Operating Leases

        Future minimum lease payments under non-cancelable operating leases on office space are as follows (in thousands):

              Year ending December 31,

                     2003                $  862
                     2004                   857
                     2005                   857
                     2006                   857
                     2007                   857
                     Thereafter           1,713
                                         ------
                                         $6,003

        Capital expenditures

        Total capital expenditures for 2003 are estimated to be $11 million. Funds required to meet the capital expenditures for 2003 are anticipated to be provided primarily from debt borrowings and operating cash flows.

        Environmental Matters

        Northern Border Pipeline is not aware of any material contingent liabilities with respect to compliance with applicable environmental laws and regulations.

                        NORTHERN BORDER PIPELINE COMPANY

                         NOTES TO FINANCIAL STATEMENTS


7. COMMITMENTS AND CONTINGENCIES (continued)

        Other

        On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation (Tribes) filed a lawsuit in Tribal Court against Northern Border Pipeline to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Indian Reservation. The Tribes and Northern Border Pipeline, through a mediation process, have held settlement discussions and have reached a settlement in principle on pipeline right-of-way lease and taxation issues, subject to final documentation and necessary government approvals. Northern Border Pipeline believes that the resolution of this lawsuit will not have a material adverse impact on Northern Border Pipeline's results of operations or financial position.

        Various legal actions that have arisen in the ordinary course of business are pending. Northern Border Pipeline believes that the resolution of these issues will not have a material adverse impact on Northern Border Pipeline's results of operations or financial position.

8. QUARTERLY FINANCIAL DATA (Unaudited)

                                    Operating       Operating    Net Income
(In thousands)                    Revenues, net       Income     to Partners
--------------                    -------------       ------     -----------
2002
     First Quarter                   $78,155         $49,895       $37,670
     Second Quarter                   80,173          52,014        38,506
     Third Quarter                    81,553          51,843        39,197
     Fourth Quarter                   81,169          38,706        27,346
2001
     First Quarter                   $77,040         $50,318       $35,889
     Second Quarter                   76,950          46,706        31,632
     Third Quarter                    77,932          48,083        35,537
     Fourth Quarter                   81,166          51,134        37,400


9. ACCOUNTING PRONOUNCEMENTS

        In 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if the liability can be reasonably estimated. When the liability is initially recorded, the carrying amount of the related asset is increased by the same amount. Over time, the liability is accreted to its future value and the accretion is recorded to expense. The initial adjustment to the asset is depreciated over its useful life. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. In some instances, Northern Border Pipeline is obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation upon retirement. Northern Border Pipeline expects that it will be unable to reasonably estimate and record liabilities for its obligations that fall under the provisions of this statement because it cannot reasonably estimate when such obligations would be settled. The effect of adopting SFAS No. 143 is not expected to be material to the financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                         NOTES TO FINANCIAL STATEMENTS


9. ACCOUNTING PRONOUNCEMENTS (continued)

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendments to FASB Statements No. 13 and Technical Corrections." SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002. SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Principles Board Opinion 30 would be classified as extraordinary. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Northern Border Pipeline does not expect the adoption of SFAS No. 145 and SFAS No. 146 to have a material impact on its financial position, results of operations or cash flows.

10. RELATIONSHIPS WITH ENRON

         In December 2001, Enron and certain of its subsidiaries filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court. Northern Plains was not included in the bankruptcy filing and management believes that Northern Plains will continue to be able to meet its operational and administrative service obligations under the existing operating agreement. Enron North America Corp. (ENA), a subsidiary of Enron, was included in the bankruptcy filing. At the time of the bankruptcy filing, ENA had firm service agreements representing approximately 3.5% of contracted capacity, a portion of which (1.1%) had been temporarily released to a third party until October 31, 2002. Northern Border Pipeline recorded a bad debt expense of approximately $1.3 million representing ENA's unpaid November and December 2001 transportation, which is included in operations and maintenance expense on the statement of income. On June 13, 2002, the Bankruptcy Court approved a Stipulation and Order entered into on May 15, 2002, by ENA and Northern Border Pipeline pursuant to which ENA agreed that all but one of the shipper contracts, representing 1.7% of pipeline capacity, will be deemed rejected and terminated. The remaining contract was terminated in the third quarter of 2002. For the year ended December 31, 2002, Northern Border Pipeline has experienced lost revenues of approximately $1.8 million related to ENA's capacity. Northern Border Pipeline has filed proofs of claims regarding the amount of damages for breach of contract and other claims in the bankruptcy proceeding. However, Northern Border Pipeline cannot predict the amounts, if any, that it will collect or the timing of collection. Northern Border Pipeline believes, however, that any amounts collected will not be material.

         Northern Border Pipeline continues to monitor developments at Enron, to assess the impact on Northern Border Pipeline of its existing agreements and relationships with Enron, and to take appropriate action to protect Northern Border Pipeline's interests.

11. SUBSEQUENT EVENTS

         Northern Border Pipeline makes distributions to it general partners approximately one month following the end of the quarter. The distribution for the fourth quarter of 2002 of approximately $41.8 million was declared in January 2003 to be paid in February 2003.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE



Northern Border Pipeline Company:


We have audited in accordance with auditing standards generally accepted in the United States of America, the financial statements of Northern Border Pipeline Company as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 included in this Form 10-K, and have issued our report thereon dated January 23, 2003.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Northern Border Pipeline Company listed in Item 14 of Part IV of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

KPMG LLP




January 23, 2003
Omaha, Nebraska

                                                                     SCHEDULE II

                        NORTHERN BORDER PIPELINE COMPANY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)



Column A                   Column B                Column C                       Column D           Column E
----------------------------------------------------------------------------------------------------------------
                                                   Additions
                                            -----------------------              Deductions
                           Balance at       Charged to        Charged          For Purpose For
                           Beginning        Costs and         to Other          Which Reserves       Balance at
Description                 of Year          Expenses         Accounts           Were Created        End of Year
----------------------------------------------------------------------------------------------------------------
Reserve for
  regulatory issues
2002                         $ 2,531         $ 9,763           $  --               $    --             $12,294
2001                         $ 1,800         $   731           $  --               $    --             $ 2,531
2000                         $ 7,376         $ 1,800           $  --               $ 7,376             $ 1,800

Allowance for
doubtful accounts
2002                         $ 3,176         $ 3,452           $  --               $ 1,823             $ 4,805
2001                         $    --         $ 3,176           $  --               $    --             $ 3,176
2000                         $    --         $    --           $  --               $    --             $    --

                                  EXHIBIT INDEX


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

          *4.2 Indenture, dated as of September 17, 2001, between Northern Border Pipeline Company and Bank One Trust Company, N.A. (Exhibit 4.2 to Northern Border Pipeline Company's Registration Statement on Form S-4, Registration No. 333-73282 ("2001 Form S-4")).

          *4.3 Indenture, dated as of April 29, 2002, between Northern Border Pipeline Company and Bank One Trust Company, N.A. (Exhibit 4.1 to Northern Border Pipeline Company's Form 10-Q for the quarter ended March 31, 2002).

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

         *10.4 Credit Agreement, dated as of May 16, 2002, among Northern Border Pipeline Company, Bank One, NA, Citibank, N.A., Bank of Montreal, SunTrust Bank, Wachovia Bank, National Association, Banc One Capital Markets, Inc, and Lenders (as defined therein) (Exhibit 10.1 to Northern Borders Partners, L.P.'s Current Report on Form 8-K dated June 26,
                     2002).

         *10.5 Seventh Supplement Amending Northern Border Pipeline Company General Partnership Agreement (Exhibit 10.15 to Form S-1).

         *10.6 Eighth Supplement Amending Northern Border Pipeline Company General Partnership Agreement (Exhibit 10.15 of Form S-4).

         *10.7 Ninth Supplement Amending Northern Border Pipeline Company General Partnership Agreement (Exhibit 10.37 to 2001 Form S-4).

          *10.8 Form of Conveyance, Contribution and Assumption Agreement among Northern Plains Natural Gas Company, Northwest Border Pipeline Company, Pan Border Gas Company, Northern Border Partners, L.P., and Northern Border Intermediate Limited Partnership (Exhibit 10.16 to Form S-1).

          *10.9 Form of Contribution, Conveyance and Assumption Agreement among TC PipeLines, LP and certain other parties. (Exhibit
                     10.2 to TC PipeLines, LP's Form S-1, SEC File No. 333-69947 ("TC Form S-1")).

          *10.10      Employment Agreement between Northern Plains Natural Gas
                     Company and William R. Cordes effective June 1, 2001 (Exhibit 10.27 to Northern Border Partners, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

          *10.11 Amendment to Employment Agreement between Northern Plains Natural Gas Company and William R. Cordes, effective September 25, 2001 (Exhibit 10.36 to 2001 Form S-4).

          *10.12 Employment Agreement between Northern Plains Natural Gas Company and Jerry L. Peters effective April 1, 2002 (Exhibit 10.1 to Northern Border Pipeline Company's Form 10-Q for the quarter ended March 31, 2002).

          *10.13 Northern Border Pipeline Company Agreement among Northern Plains Natural Gas Company, Pan Border Gas Company, Northwest Border Pipeline Company, TransCanada Border PipeLine Ltd., TransCan Northern Ltd., Northern Border Intermediate Limited Partnership, Northern Border Partners, L.P., and the Management Committee of Northern Border Pipeline, dated as of March 17, 1999 (Exhibit 10.21 to Northern Border Partners, L.P.'s Form 10-K for the year ended December 31, 1998, SEC File No. 1-12202 ("1998 10-K")).

          *10.14 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Pan-Alberta Gas (U.S.) Inc., dated October 1, 1993, with Amended Exhibit A effective June 22, 1998 (Exhibit 10.25 to TC Form S-1).

          *10.15 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Pan-Alberta Gas (U.S.) Inc. (successor to Natgas U.S. Inc.), dated October 6, 1989, with Amended Exhibit A effective April 2, 1999 (Exhibit 10.26 to TC Form S-1).

          *10.16 Northern Border Pipeline Company U.S. Shippers Service Agreement between Northern Border Pipeline Company and Pan-Alberta Gas (U.S.) Inc., dated October 1, 1992, with Amended Exhibit A effective June 22, 1998 (Exhibit 10.27 to TC Form S-1).

          *16.1 Letter of Arthur Andersen LLP, former auditors of Northern Border Pipeline Company, dated February 11, 2002 (Exhibit
                     99.3 to Northern Border Pipeline Company's Form 8-K filed on February 13, 2002).

          *99.1 Northern Border Phantom Unit Plan (Exhibit 99.1 to Northern Border Partners, L.P.'s Registration No. 333-66949 and
                     Exhibit 99.1 to Northern Border Partners, L.P.'s Registration No. 333-72696).

           99.2 Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.3 Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             *Indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.