Form 10-Q
period 2003-03-31
NORTHERN BORDER PIPELINE CO
filed 2003-05-15
CIK 1095355

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2003


                        Commission File Number 333-88577
                        NORTHERN BORDER PIPELINE COMPANY
             (Exact name of registrant as specified in its charter)


                Texas                                 74-2684967
   -------------------------------         --------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification
   incorporation or organization)                      Number)


          13710 FNB Parkway
           Omaha, Nebraska                           68154-5200
   -------------------------------         --------------------------------
   (Address of principal executive                   (Zip code)
              offices)

                                 (402) 492-7300
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

                        NORTHERN BORDER PIPELINE COMPANY

                                TABLE OF CONTENTS




                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

    ITEM 1. Financial Statements

         Statement of Income -
            Three Months Ended March 31, 2003 and 2002 ..............          3
         Statement of Comprehensive Income -
            Three Months Ended March 31, 2003 and 2002 ..............          3
         Balance Sheet - March 31, 2003
            and December 31, 2002 ...................................          4
         Statement of Cash Flows -
            Three Months Ended March 31, 2003 and 2002 ..............          5
         Statement of Changes in Partners' Equity -
            Three Months Ended March 31, 2002 .......................          6
         Notes to Financial Statements ..............................          7

    ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ...........         10

    ITEM 3. Quantitative and Qualitative Disclosures About
            Market Risk .............................................         16

    ITEM 4. Controls and Procedures .................................         16

PART II. OTHER INFORMATION

    ITEM 5. Other Information .......................................         17

    ITEM 6. Exhibits and Reports on Form 8-K ........................         17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        NORTHERN BORDER PIPELINE COMPANY
                               STATEMENT OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                   THREE MONTHS ENDED
                                        MARCH 31,
                                        ---------
                                    2003        2002
                                    ----        ----
OPERATING REVENUES .............  $ 79,892    $ 78,155
                                  --------    --------
OPERATING EXPENSES
  Operations and maintenance ...     8,919       7,206
  Depreciation and amortization     14,489      14,494
  Taxes other than income ......     7,845       6,560
                                  --------    --------
    Operating expenses .........    31,253      28,260
                                  --------    --------
OPERATING INCOME ...............    48,639      49,895
                                  --------    --------
INTEREST EXPENSE ...............    11,819      13,020
                                  --------    --------
OTHER INCOME (EXPENSE) .........       (86)        795
                                  --------    --------
NET INCOME TO PARTNERS .........  $ 36,734    $ 37,670
                                  ========    ========

                        NORTHERN BORDER PIPELINE COMPANY
                        STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                           THREE MONTHS ENDED
                                                MARCH 31,
                                                ---------
                                            2003        2002
                                            ----        ----
Net income to partners .................  $ 36,734    $ 37,670
Other comprehensive income:
  Change associated with current period
    hedging transactions ...............      (389)      1,245
                                          --------    --------

Total comprehensive income .............  $ 36,345    $ 38,915
                                          ========    ========


   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                                  BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                              MARCH 31,   DECEMBER 31,
                                                2003         2002
                                             ----------   ----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ..............   $   19,001   $   25,358
  Accounts receivable ....................       48,878       34,326
  Materials and supplies, at cost ........        4,734        4,721
  Prepaid expenses and other .............        1,198        1,844
                                             ----------   ----------
    Total current assets .................       73,811       66,249
                                             ----------   ----------
NATURAL GAS TRANSMISSION PLANT
  Property, plant and equipment ..........    2,424,785    2,431,486
  Less: Accumulated provision for
    depreciation and amortization ........      806,321      795,525
                                             ----------   ----------
    Property, plant and equipment, net ...    1,618,464    1,635,961
                                             ----------   ----------
OTHER ASSETS
  Derivative financial instruments .......       20,227       21,204
  Other ..................................       16,144       16,623
                                             ----------   ----------
    Total other assets ...................       36,371       37,827
                                             ----------   ----------
    Total assets .........................   $1,728,646   $1,740,037
                                             ==========   ==========

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ...   $   65,000   $   65,000
  Accounts payable .......................       33,558       24,426
  Accrued taxes other than income ........       28,659       28,374
  Accrued interest .......................       14,100       13,173
                                             ----------   ----------
    Total current liabilities ............      141,317      130,973
                                             ----------   ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES       776,966      783,906
                                             ----------   ----------
RESERVES AND DEFERRED CREDITS ............        6,013       15,386
                                             ----------   ----------
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY
  Partners' capital ......................      797,981      803,014
  Accumulated other comprehensive income .        6,369        6,758
                                             ----------   ----------
    Total partners' equity ...............      804,350      809,772
                                             ----------   ----------
    Total liabilities and partners' equity   $1,728,646   $1,740,037
                                             ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                               ---------
                                                          2003           2002
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income to partners ............................   $ 36,734       $ 37,670
                                                        --------       --------
  Adjustments to reconcile net income to partners
   to net cash provided by operating activities:
    Depreciation and amortization ...................     14,580         14,585
    Reserves and deferred credits ...................     (9,373)          (237)
    Changes in components of working capital ........      1,487            903
    Other ...........................................       (124)          (124)
                                                        --------       --------
        Total adjustments ...........................      6,570         15,127
                                                        --------       --------
    Net cash provided by operating activities .......     43,304         52,797
                                                        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property, plant
    and equipment ...................................     (1,894)        (2,058)
                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Partners .........................    (41,767)       (39,178)
  Issuance of long-term debt ........................     22,000         20,000
  Retirement of long-term debt ......................    (28,000)       (27,000)
  Long-term debt financing costs ....................         --            (70)
                                                        --------       --------
    Net cash used in financing activities ...........    (47,767)       (46,248)
                                                        --------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS .............     (6,357)         4,491
Cash and cash equivalents-beginning of period .......     25,358         11,003
                                                        --------       --------
Cash and cash equivalents-end of period .............   $ 19,001       $ 15,494
                                                        ========       ========

--------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
    Interest (net of amount capitalized) ............   $ 11,007       $ 15,772
                                                        ========       ========
Changes in components of working capital:
    Accounts receivable .............................   $ (5,018)      $  1,694
    Materials and supplies ..........................        (13)           161
    Prepaid expenses and other ......................        645            386
    Accounts payable ................................      4,661          2,702
    Accrued taxes other than income .................        284         (1,397)
    Accrued interest ................................        928         (2,643)
                                                        --------       --------
      Total .........................................   $  1,487       $    903
                                                        ========       ========


   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                        TC           NORTHERN
                                     PIPELINES       BORDER        ACCUMULATED
                                   INTERMEDIATE    INTERMEDIATE       OTHER            TOTAL
                                     LIMITED         LIMITED      COMPREHENSIVE      PARTNERS'
                                   PARTNERSHIP     PARTNERSHIP       INCOME           EQUITY
                                   -----------     -----------       ------           ------
Balance at December 31, 2002 ....   $ 240,904       $ 562,110       $   6,758       $ 809,772
Net income to partners ..........      11,020          25,714              --          36,734
Change associated with current
  period hedging transactions ...          --              --            (389)           (389)
Distributions to partners .......     (12,530)        (29,237)             --         (41,767)
                                    ---------       ---------       ---------       ---------
Balance at March 31, 2003 .......   $ 239,394       $ 558,587       $   6,369       $ 804,350
                                    =========       =========       =========       =========


   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The financial statements included herein have been prepared by Northern Border Pipeline Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, Northern Border Pipeline believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2002.

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

2.    RATES AND REGULATORY ISSUES

      In February 2003, Northern Border Pipeline filed to amend its Federal Energy Regulatory Commission ("FERC") tariff to clarify the definition of company use gas, which is gas supplied by its shippers for its operations, by adding detailed language to the broad categories that comprise company use gas. Northern Border Pipeline had included in its collection of company use gas, quantities that were equivalent to the cost of electric power at its electric-driven compressor stations during the period of June 2001 through January 2003. On March 27, 2003, the FERC issued an order rejecting Northern Border Pipeline's proposed tariff sheet revision and requiring refunds with interest within 90 days of the order. The refunds with interest are approximately $10.3 million and are recorded in accounts payable on the accompanying balance sheet at March 31, 2003. Northern Border Pipeline made the refunds to its shippers in May 2003.

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

      Northern Border Pipeline records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges with such amounts amortized to interest expense over the term of the

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


hedged debt. During the three months ended March 31, 2003, Northern Border Pipeline amortized $0.4 million related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income. Northern Border Pipeline expects to amortize comparable amounts in each of the remaining quarters of 2003.

      Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At March 31, 2003, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.70%. Northern Border Pipeline's interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the fixed rate debt issued in 2002. The accompanying balance sheet at March 31, 2003, reflects a non-cash gain of approximately $20.2 million in derivative financial instruments with a corresponding increase in long-term debt.

4.    CONTINGENCIES

      On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation ("Tribes") filed a lawsuit in Tribal Court against Northern Border Pipeline to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Indian Reservation. The Tribes and Northern Border Pipeline, through a mediation process, have held settlement discussions and have reached a settlement in principle on pipeline rights-of-way lease and taxation issues, subject to final documentation and necessary government approvals. Northern Border Pipeline believes that the resolution of this lawsuit will not have a material adverse impact on Northern Border Pipeline's results of operations or financial position.

      Various legal actions that have arisen in the ordinary course of business are pending. Northern Border Pipeline believes that the resolution of these issues will not have a material adverse impact on Northern Border Pipeline's results of operations or financial position.

5.    ACCOUNTING PRONOUNCEMENTS

      In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if the liability can be reasonably estimated. When the liability is initially recorded, the carrying amount of the related asset is increased by the same amount. Over time, the liability is accreted to its future value and the accretion is recorded to expense. The initial adjustment to the asset is depreciated over its useful life. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. In some instances, Northern Border Pipeline is obligated by contractual terms or regulatory requirements to remove facilities

                   ITEM 1. FINANCIAL STATEMENTS - (CONCLUDED)

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


or perform other remediation upon retirement. Northern Border Pipeline was unable to reasonably estimate and record liabilities for its obligations that fall under the provisions of this statement because it cannot reasonably estimate when such obligations would be settled. Effective January 1, 2003, Northern Border Pipeline adopted SFAS No. 143, which did not have a material impact on its financial position or results of operations.

6.    SUBSEQUENT EVENTS

      Northern Border Pipeline makes distributions to its general partners approximately one month following the end of the quarter. The distributions for the first quarter of 2003 of approximately $32.4 million were paid May 1, 2003.

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

      Northern Border Pipeline's significant accounting policies are summarized in Note 2 - Notes to Financial Statements included in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2002. Certain of Northern Border Pipeline's accounting policies are of more significance in its financial statement preparation process than others. Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. Northern Border Pipeline continually assesses whether the regulatory assets are probable of future recovery by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, Northern Border Pipeline would be required to write-off the regulatory assets at that time. At March 31, 2003, Northern Border Pipeline has reflected regulatory assets of $10.2 million, which are being recovered from its shippers over varying periods of time. Northern Border Pipeline's long-lived assets are stated at original cost. Northern Border Pipeline must use estimates in determining the economic useful lives of those assets. For utility property, no retirement gain or loss is included in income except in the case of retirements or sales of entire regulated operating units. The original cost of utility property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal. Northern Border Pipeline's accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY


currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At March 31, 2003, Northern Border Pipeline's balance sheet included assets from derivative financial instruments of $20.2 million.

RESULTS OF OPERATIONS

      Net income to partners decreased $0.9 million for the first quarter of 2003, as compared to the same period in 2002. Northern Border Pipeline's net income was reduced by higher operating expenses and decreases in other income (expense) partially offset by increases in operating revenues and reductions in interest expense.

      Operating revenues increased $1.7 million for the first quarter of 2003, as compared to the same period in 2002. The 2002 results were impacted by uncollected revenues associated with the transportation capacity previously held by Enron North America Corp., which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On Northern Border Pipeline's Business"). For the first quarter of 2002, the revenues lost on this capacity totaled approximately $1.5 million.

      Operations and maintenance expenses increased $1.7 million for the first quarter of 2003, as compared to the same period in 2002, due primarily to the cost for electricity to power Northern Border Pipeline's electric-driven compressors. Previously, Northern Border Pipeline included in its collection of company-use gas quantities that were equivalent to the cost of electric power. Operations and maintenance expenses also include an increase in employee benefits expenses.

      Taxes other than income increased $1.3 million for the first quarter of 2003, as compared to the same period in 2002. The 2002 amount included a refund of use taxes previously paid on exempt purchases.

      Interest expense decreased $1.2 million for the first quarter of 2003, as compared to the same period in 2002, due to a decrease in Northern Border Pipeline's average interest rate as well as a decrease in average debt outstanding.

      Other income (expense) decreased $0.9 million for the first quarter of 2003, as compared to the same period in 2002. The 2003 amount includes $0.3 million of estimated interest expense for refunds required by the order issued by the Federal Energy Regulatory Commission on March 27, 2003 (see Note 2 - Notes to Financial Statements). The 2002 amount included $0.6 million of income primarily related to interest received on the refund of use taxes discussed previously.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY


LIQUIDITY AND CAPITAL RESOURCES

DEBT AND CREDIT FACILITIES

      Northern Border Pipeline's debt and credit facilities outstanding at March 31, 2003, are as follows:

                                          Payments Due by Period
                                          ----------------------
                                              Current Portion
                                                (Less Than      Long-Term
                                      Total       1 Year)        Portion
                                      -----       -------        -------
                                               (In Thousands)
  1992 Series D Senior Notes,
    average 8.57%, due 2003         $ 65,000      $ 65,000            --
  $175 million Pipeline Credit
    Agreement, average 2.18%,
    due 2005                          83,000            --        83,000
  6.25% Senior Notes due 2007        225,000            --       225,000
  7.75% Senior Notes due 2009        200,000            --       200,000
  7.50% Senior Notes due 2021        250,000            --       250,000
                                    --------      --------      --------
Total                               $823,000      $ 65,000      $758,000
                                    ========      ========      ========

      At March 31, 2003, Northern Border Pipeline had outstanding $65 million of Series D Senior Notes issued in a $250 million private placement under a July 1992 note purchase agreement. The Series D Senior Notes mature in August 2003. Northern Border Pipeline anticipates borrowing under the Pipeline Credit Agreement to repay the Series D Senior Notes.

      Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At March 31, 2003, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.70%.

      Short-term liquidity needs will be met by operating cash flows and through the Pipeline Credit Agreement. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

      Cash flows provided by operating activities were $43.3 million in the first quarter of 2003 as compared to $52.8 million for the comparable period in 2002. The $9.5 million decrease in 2003 from 2002 was primarily related to a reduction in prepayments that Northern Border Pipeline had required certain shippers make for transportation service.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY


CASH FLOWS FROM INVESTING ACTIVITIES

      Capital expenditures were $1.9 million for the first quarter of 2003 as compared to $2.1 million for the comparable period in 2002. The capital expenditures for 2003 and 2002 were primarily related to renewals and replacements of existing facilities.

      Total capital expenditures for 2003 are estimated to be $11 million primarily related to renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2003 capital expenditures primarily by borrowing on debt facilities and using operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows used in financing activities were $47.8 million for the first quarter of 2003 as compared to $46.2 million for the comparable period in 2002. Distributions to partners were $41.8 million and $39.2 million in the first quarter of 2003 and 2002, respectively. Distributions paid in the current quarter are computed based on the previous quarter's operating results.

      A distribution of approximately $32.4 million was declared for the first quarter of 2003 and paid May 1, 2003. In addition to being impacted by the operating results for the quarter, the first quarter distribution was reduced to reflect the impact of the refunds ordered by the FERC on March 27, 2003 (see
Note 2 - Notes to Financial Statements) in accordance with the currently approved distribution formula.

      For 2003 and 2002, borrowings on long-term debt totaled $22.0 million and $20.0 million, respectively. Total payments on debt were $28.0 million and $27.0 million in 2003 and 2002, respectively.

UPDATE ON THE IMPACT OF ENRON'S CHAPTER 11 FILING ON NORTHERN BORDER PIPELINE'S BUSINESS

      As more fully discussed in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2002, on December 2, 2001, Enron Corp. and certain of its wholly-owned subsidiaries filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

      Northern Border Partners, L.P. owns a 70% general partner interest in Northern Border Pipeline. Two of Northern Border Partners' general partners, Northern Plains Natural Gas Company and Pan Border Gas Company, are owned by Enron. In addition, all of the common stock of Portland General Electric Company ("PGE") is owned by Enron. As the owner of PGE's common stock, Enron is a holding company for purposes of the Public Utility Holding Company Act ("PUHCA"). Following Enron's acquisition of PGE in 1997, Enron annually filed a statement claiming an exemption from all provisions of PUHCA (except the provision which addresses the acquisition of public utility company affiliates) under Section 3(a)(1). Due to Enron's bankruptcy filing in December 2001, Enron is no longer able to provide necessary financial

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY


information needed to file the exemption statement. As a result, in February 2002, Enron applied to the SEC for an order of exemption under Section 3(a)(1). To be eligible for this exemption, PGE's utility activities must, among other things, be predominantly intrastate in character.

      Following the submission of testimony by the parties to the proceeding, a hearing on Enron's application was held on December 5, 2002. On February 6, 2003, the administrative law judge ("ALJ") issued an initial decision ("Initial Decision") holding that PGE does not meet the criteria to be predominantly intrastate in character, thereby denying Enron's application for exemption. On February 27, 2003, Enron filed a petition for review with the SEC requesting that the SEC review the ALJ's Initial Decision, reverse such Initial Decision, and find that Enron is entitled to an exemption from PUHCA. Filing of the petition stays the effect of the Initial Decision until such time as the SEC acts on the petition. As directed by the SEC, the Division of Investment Management filed a response to the petition on March 25, 2003 urging the SEC to reject the petition and affirm the ALJ's Initial Decision. The SEC could act on the petition at any time. Possible actions that the SEC could take include setting the matter for further hearings before the full Commission or summarily affirming, reversing or modifying the Initial Decision. If the SEC affirms the Initial Decision, Enron would be required to register as a holding company under PUHCA and Northern Plains and Pan Border would presumptively become subsidiaries within the newly registered Enron holding company system. Further, because of the voting interest held by Enron through its general partner interests in Northern Border Partners, Northern Border Partners and certain of its subsidiaries, including Northern Border Pipeline, would also presumptively become subsidiaries within the Enron holding company system.

      PUHCA imposes a number of restrictions on the operation of registered holding companies and their subsidiaries within the registered holding company system, including the requirement of SEC approval of securities issuances and certain restrictions on the ability to own or acquire businesses. PUHCA also regulates transactions between companies in a holding company system. Operations under PUHCA can become materially more expensive and cumbersome than operations by companies that are not subject to, or exempt, from PUHCA. If Northern Border Pipeline was to become a subsidiary of a registered holding company under PUHCA, it would become subject to regulation by the SEC not only with respect to the acquisition of the securities of public utilities, but also with respect to, among other things, the acquisition of assets and interests in any other business, declaration and payment of certain cash distributions; intra-system borrowings or indemnifications; sales, services or construction transactions with other holding company system companies; the issuance of debt or equity securities; and borrowings under credit facilities. At this time, Northern Border Pipeline cannot predict how regulations under PUHCA would impact its operations, although if it receives the exemptions or orders referred to below, Northern Border Pipeline believes that it will be able to conduct its operations in a manner consistent with its current operations without material cost or delay.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY


      If Enron's exemption application is denied by the SEC, Northern Border Pipeline cannot estimate the amount of time that the SEC will provide for Enron to register as a holding company under PUHCA at which time Enron and its holding company system would become subject to PUHCA. Northern Border Pipeline intends to seek orders from the SEC that, if granted, would minimize the impacts as described above of PUHCA on its operations. Northern Border Pipeline also may seek exemptions for its operations from regulation under PUHCA. Similar orders and exemptions have been granted by the SEC to other operating subsidiaries of holding companies under PUHCA. No assurance can be given that Northern Border Pipeline will be successful in obtaining all the orders or exemptions that it intends to seek or that its operations will not be subject to the full regulatory impact of PUHCA.

      Numerous shareholder and employee class action lawsuits have been initiated against Enron, its former independent accountants, legal advisors, executives, and board members. Enron has received several requests for information from different federal and state agencies, including the FERC, and committees of the United States House of Representatives and Senate. Some of the information requested from Enron may include information about Northern Border Pipeline. While Northern Border Pipeline has not been subject to these investigations or lawsuits, it is possible that in the documentation production by Enron, confidential, proprietary or commercially sensitive information concerning us may have been produced. It is also possible that some of this information may be made available to the public.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      The statements in this Quarterly Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of Northern Border Pipeline's operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding Northern Border Pipeline's estimated capital expenditures for 2003. Although Northern Border Pipeline believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the December 2, 2001 filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, the PUHCA proceeding relating

                   PART I. FINANCIAL INFORMATION - (CONCLUDED)

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

                        NORTHERN BORDER PIPELINE COMPANY


to Enron's exemption, industry results, future demand for natural gas, availability of supplies of Canadian natural gas, political and regulatory developments that impact FERC proceedings involving Northern Border Pipeline, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, and conditions of the capital markets and equity markets.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                        NORTHERN BORDER PIPELINE COMPANY


      Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swaps as a means to manage interest expense by converting a portion of fixed rate debt into variable rate debt to take advantage of declining interest rates. There have not been any material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2002, in Item 7a of Northern Border Pipeline's Annual Report on Form 10-K. For more information on risk management activities, see Note 3 to Northern Border Pipeline's financial statements included elsewhere in this report.


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

                           PART II. OTHER INFORMATION

                        NORTHERN BORDER PIPELINE COMPANY

ITEM 5. Other Information

      Mirant Americas Energy Marketing, LP is currently obligated for approximately 10% of Northern Border Pipeline's contracted firm capacity. Mirant's firm contracts expire in October 2006 and December 2008. Mirant also manages the assets of Pan-Alberta Gas, Ltd., including the contracts of Pan-Alberta Gas (U.S.) ("Pan-Alberta"), which is obligated for approximately 20% of Northern Border Pipeline's contracted firm capacity. Pan-Alberta's firm contracts expire October 31, 2003. Mirant has recently announced the sale of its Canadian natural gas aggregator services contracts and a significant portion of its natural gas transportation contracts to Cargill Limited. The announcement did not identify which transportation contracts were included but did state that Cargill would assume the management services to operate the aggregator business of Pan-Alberta Gas, Ltd. Mirant's announcement indicates the transaction is expected to close later this year pending regulatory approvals.

      Northern Border Pipeline has recently reached agreement with an investment grade shipper for approximately 125 million cubic feet per day of transportation capacity for a one-year period extending from November 1, 2003 through October 31, 2004. The capacity extends from Port of Morgan, Montana to interconnections in Northern Border Pipeline's market areas, with the majority of the capacity extending to the Chicago area. The agreement is at the maximum transportation rate available under Northern Border Pipeline's tariff and is expected to yield approximately $18.8 million in revenue over its term. With this agreement, the percentage of system capacity under contracts that expire before November 1, 2003, has been reduced from 42% to 36%.

      In Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2002, it was reported that Northern Border Pipeline was selected for an industry-wide audit of FERC-assessed annual charges. On April 10, 2003, the FERC issued its final report finding Northern Border Pipeline was compliant.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

      1) Northern Border Pipeline filed a Current Report on Form 8-K, dated January 30, 2003, including a copy of a press release announcing Northern Border Partners, L.P. earnings for the fourth quarter of 2002 and a reserve of $10 million established by Northern Border Pipeline Company. The information was furnished under Item 9 of the Form.

      2) Northern Border Pipeline filed a Current Report on Form 8-K, dated March 19, 2003, including a copy of Northern Border Partners, L.P. press release announcing Enron Corp.'s intention to form a new pipeline operation entity which will own Enron's general partner interests in Northern Border Partners, L.P.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NORTHERN BORDER PIPELINE COMPANY
                                      (A Texas General Partnership)

Date: May 15, 2003               By:  /s/ Jerry L. Peters
                                      -------------------------------------
                                      Jerry L. Peters
                                      Vice President, Finance and Treasurer

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

Date: May 15, 2003                   By:  /s/ Jerry L. Peters
                                          -------------------------------------
                                          Jerry L. Peters
                                          Vice President, Finance and Treasurer
                                          Northern Plains Natural Gas Company

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

Date: May 15, 2003                   By:  /s/ William R. Cordes
                                          -------------------------------------
                                          William R. Cordes
                                          President, Northern Plains Natural
                                            Gas Company

                               INDEX TO EXHIBITS

Exhibit
  No.       Description
  ---       -----------
 99.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.