Form 10-Q
period 2003-06-30
NORTHERN BORDER PIPELINE CO
filed 2003-08-14
CIK 1095355

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003




                        Commission File Number 333-88577
                        NORTHERN BORDER PIPELINE COMPANY
             (Exact name of registrant as specified in its charter)


            Texas                                           74-2684967
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                  Number)



       13710 FNB Parkway
        Omaha, Nebraska                                    68154-5200
-------------------------------                  -------------------------------
(Address of principal executive                            (Zip code)
           offices)


                                 (402) 492-7300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]



                                     1 OF 19

                        NORTHERN BORDER PIPELINE COMPANY

                                TABLE OF CONTENTS

                                                                                       Page No.
                                                                                       --------
PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements

          Statement of Income -
              Three Months Ended June 30, 2003 and 2002
              and Six Months Ended June 30, 2003 and 2002                                 3
          Statement of Comprehensive Income -
              Three Months Ended June 30, 2003 and 2002
              and Six Months Ended June 30, 2003 and 2002                                 3
          Balance Sheet - June 30, 2003
              and December 31, 2002                                                       4
          Statement of Cash Flows -
              Six Months Ended June 30, 2003 and 2002                                     5
          Statement of Changes in Partners' Equity -
              Six Months Ended June 30, 2003                                              6
          Notes to Financial Statements                                                   7

  ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                            10

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                     17

  ITEM 4. Controls and Procedures                                                        17

PART II.  OTHER INFORMATION

  ITEM 5. Other Information                                                              18

  ITEM 6. Exhibits and Reports on Form 8-K                                               18

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        NORTHERN BORDER PIPELINE COMPANY
                               STATEMENT OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                            ---------------------        -----------------------
                                              2003          2002           2003           2002
                                            -------       -------        --------       --------
OPERATING REVENUES                          $80,659       $80,173        $160,551       $158,328
                                            -------       -------        --------       --------
OPERATING EXPENSES
   Operations and maintenance                10,363         7,198          19,282         14,404
   Depreciation and amortization             14,431        14,493          28,920         28,987
   Taxes other than income                    6,950         6,468          14,795         13,028
                                            -------       -------        --------       --------
      Operating expenses                     31,744        28,159          62,997         56,419
                                            -------       -------        --------       --------
OPERATING INCOME                             48,915        52,014          97,554        101,909
                                            -------       -------        --------       --------
INTEREST EXPENSE                             11,612        13,756          23,431         26,776
                                            -------       -------        --------       --------
OTHER INCOME                                    314           248             228          1,043
                                            -------       -------        --------       --------
NET INCOME TO PARTNERS                      $37,617       $38,506        $ 74,351       $ 76,176
                                            =======       =======        ========       ========




                        NORTHERN BORDER PIPELINE COMPANY
                        STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 JUNE 30,                  JUNE 30,
                                           ---------------------    ----------------------
                                            2003          2002       2003           2002
                                           -------       -------    -------        -------
Net income to partners                     $37,617       $38,506    $74,351        $76,176
Other comprehensive income:
   Change associated with current
     period hedging transactions              (389)       (2,882)      (778)        (1,637)
                                           -------       -------    -------        -------
Total comprehensive income                 $37,228       $35,624    $73,573        $74,539
                                           =======       =======    =======        =======




   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                                  BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        JUNE 30,     DECEMBER 31,
ASSETS                                                                   2003           2002
------                                                                ----------     ------------
CURRENT ASSETS
   Cash and cash equivalents                                          $   27,859      $   25,358
   Accounts receivable                                                    29,660          34,326
   Materials and supplies, at cost                                         4,582           4,721
   Prepaid expenses and other                                              1,160           1,844
                                                                      ----------      ----------
      Total current assets                                                63,261          66,249
                                                                      ----------      ----------

NATURAL GAS TRANSMISSION PLANT
   Property, plant and equipment                                       2,429,097       2,431,486
   Less: Accumulated provision for depreciation and amortization         819,728         795,525
                                                                      ----------      ----------
      Property, plant and equipment, net                               1,609,369       1,635,961
                                                                      ----------      ----------

OTHER ASSETS
   Derivative financial instruments                                       24,555          21,204
   Other                                                                  15,665          16,623
                                                                      ----------      ----------
      Total other assets                                                  40,220          37,827
                                                                      ----------      ----------
      Total assets                                                    $1,712,850      $1,740,037
                                                                      ==========      ==========


LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt                               $   65,000      $   65,000
   Accounts payable                                                        6,482          24,426
   Accrued taxes other than income                                        24,862          28,374
   Accrued interest                                                       13,048          13,173
                                                                      ----------      ----------
      Total current liabilities                                          109,392         130,973
                                                                      ----------      ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES                                788,331         783,906
                                                                      ----------      ----------
RESERVES AND DEFERRED CREDITS                                              5,990          15,386
                                                                      ----------      ----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY
   Partners' capital                                                     803,157         803,014
   Accumulated other comprehensive income                                  5,980           6,758
                                                                      ----------      ----------
      Total partners' equity                                             809,137         809,772
                                                                      ----------      ----------
      Total liabilities and partners' equity                          $1,712,850      $1,740,037
                                                                      ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                          ----------------------
                                                                             2003         2002
                                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                                                 $  74,351    $  76,176
                                                                          ---------    ---------
   Adjustments to reconcile net income to partners to net
      cash provided by operating activities:
      Depreciation and amortization                                          29,103       29,170
      Reserves and deferred credits                                          (9,396)        (237)
      Changes in components of working capital                              (16,025)      (1,914)
      Other                                                                    (249)        (231)
                                                                          ---------    ---------
           Total adjustments                                                  3,433       26,788
                                                                          ---------    ---------

      Net cash provided by operating activities                              77,784      102,964
                                                                          ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant and equipment                    (2,075)      (3,177)
                                                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                (74,208)     (79,953)
   Issuance of long-term debt                                                39,000      316,894
   Retirement of long-term debt                                             (38,000)    (342,000)
   Proceeds received upon termination of derivatives                             --        2,351
   Long-term debt financing costs                                                --       (2,581)
                                                                          ---------    ---------
      Net cash used in financing activities                                 (73,208)    (105,289)
                                                                          ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                       2,501       (5,502)
Cash and cash equivalents-beginning of period                                25,358       11,003
                                                                          ---------    ---------
Cash and cash equivalents-end of period                                   $  27,859    $   5,501
                                                                          =========    =========


Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
      Interest (net of amount capitalized)                                $  23,788    $  27,073
                                                                          =========    =========

Changes in components of working capital:
      Accounts receivable                                                 $  (3,885)   $  (1,170)
      Materials and supplies                                                    139          163
      Prepaid expenses and other                                                684          619
      Accounts payable                                                       (9,326)       2,098
      Accrued taxes other than income                                        (3,512)      (3,541)
      Accrued interest                                                         (125)         (83)
                                                                          ---------    ---------
        Total                                                             $ (16,025)   $  (1,914)
                                                                          =========    =========


   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                 TC NORTHERN
                                                  PIPELINES          BORDER          ACCUMULATED
                                                INTERMEDIATE      INTERMEDIATE          OTHER              TOTAL
                                                  LIMITED           LIMITED         COMPREHENSIVE        PARTNERS'
                                                PARTNERSHIP       PARTNERSHIP          INCOME             EQUITY
                                                ------------      ------------      -------------        ---------
Balance at December 31, 2002                     $240,904           $562,110           $6,758            $809,772
Net income to partners                             22,305             52,046               --              74,351
Change associated with current period
  hedging transactions                                 --                 --             (778)               (778)
Distributions to partners                         (22,262)           (51,946)              --             (74,208)
                                                 --------           --------           ------            --------
Balance at June 30, 2003                         $240,947           $562,210           $5,980            $809,137
                                                 ========           ========           ======            ========



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

2.    RATES AND REGULATORY ISSUES

      In February 2003, Northern Border Pipeline filed to amend its Federal Energy Regulatory Commission ("FERC") tariff to clarify the definition of company use gas, which is gas supplied by its shippers for its operations, by adding detailed language to the broad categories that comprise company use gas. Northern Border Pipeline had included in its collection of company use gas, quantities that were equivalent to the cost of electric power at its electric-driven compressor stations during the period of June 2001 through January 2003. On March 27, 2003, the FERC issued an order rejecting Northern Border Pipeline's proposed tariff sheet revision and requiring refunds with interest within 90 days of the order. Northern Border Pipeline made refunds to its shippers of $10.3 million in May 2003.

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

      Northern Border Pipeline records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges with such amounts amortized to interest expense over the term of the

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


hedged debt. During the three months and six months ended June 30, 2003, Northern Border Pipeline amortized $0.4 million and $0.8 million, respectively, related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income. Northern Border Pipeline expects to amortize comparable amounts in each of the remaining quarters of 2003.

      Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At June 30, 2003, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.38%. Northern Border Pipeline's interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the fixed rate debt issued in 2002. The accompanying balance sheet at June 30, 2003, reflects a non-cash gain of approximately $24.6 million in derivative financial instruments with a corresponding increase in long-term debt.

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

5.    ACCOUNTING PRONOUNCEMENTS

      In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if the liability can be reasonably estimated. When the liability is initially recorded, the carrying amount of the related asset is increased by the same amount. Over time, the liability is accreted to its future value and the accretion is recorded to expense. The initial adjustment to the asset is depreciated over its useful life. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. In some instances, Northern Border Pipeline is obligated by contractual terms or regulatory requirements to remove facilities

                   ITEM 1. FINANCIAL STATEMENTS - (CONCLUDED)

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


or perform other remediation upon retirement. Northern Border Pipeline was unable to estimate and record liabilities for its obligations that fall under the provisions of this statement because it cannot reasonably estimate when such obligations would be settled. Effective January 1, 2003, Northern Border Pipeline adopted SFAS No. 143, which did not have a material impact on its financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Northern Border Pipeline does not expect SFAS No. 149 to have a material impact on its financial position or results of operations.

6.    SUBSEQUENT EVENTS

      Northern Border Pipeline makes distributions to its general partners approximately one month following the end of the quarter. The distributions for the second quarter of 2003 of approximately $38.8 million were paid August 1, 2003.

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

      Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. Northern Border Pipeline continually assesses whether the future recovery of the regulatory assets is probable by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, Northern Border Pipeline would be required to write-off the regulatory assets at that time. At June 30, 2003, Northern Border Pipeline has recorded regulatory assets of $10.0 million, which are being recovered from its shippers over varying periods of time.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY


      Northern Border Pipeline's accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At June 30, 2003, Northern Border Pipeline's balance sheet reflects a non-cash gain of approximately $24.6 million in derivative financial instruments with a corresponding increase in long-term debt.

RESULTS OF OPERATIONS

SECOND QUARTER 2003 COMPARED WITH SECOND QUARTER 2002

      Net income to partners decreased $0.9 million for the second quarter of 2003, as compared to the same period in 2002. Northern Border Pipeline's net income was reduced by higher operating expenses partially offset by increases in operating revenues and reductions in interest expense.

      Operating revenues increased $0.5 million for the second quarter of 2003, as compared to the same period in 2002. The 2002 results were impacted by uncollected revenues associated with the transportation capacity previously held by Enron North America Corp., which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On Northern Border Pipeline's Business"). For the second quarter of 2002, the revenues lost on this capacity totaled approximately $0.3 million.

     Operations and maintenance expenses increased $3.2 million for the second quarter of 2003, as compared to the same period in 2002, due primarily to the cost for electricity to power Northern Border Pipeline's electric-driven compressors. Previously, Northern Border Pipeline included in its collection of company-use gas quantities that were equivalent to the cost of electric power. Operations and maintenance expenses also include an increase in employee benefits expenses.

     Taxes other than income increased $0.5 million for the second quarter of 2003, as compared to the same period in 2002, due primarily to adjustments to ad valorem taxes. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Reductions to previous estimates in 2002 exceeded reductions to previous estimates in 2003 by approximately $0.4 million.

      Interest expense decreased $2.1 million for the second quarter of 2003, as compared to the same period in 2002, due to a decrease in Northern Border Pipeline's average interest rate as well as a decrease in average debt outstanding.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY


SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

      Net income to partners decreased $1.8 million for the six months ended June 30, 2003, as compared to the same period in 2002. Northern Border Pipeline's net income was reduced by higher operating expenses and decreases in other income partially offset by increases in operating revenues and reductions in interest expense.

      Operating revenues increased $2.2 million for the six months ended June 30, 2003, as compared to the same period in 2002. The 2002 results were impacted by uncollected revenues associated with the transportation capacity previously held by Enron North America Corp., which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On Northern Border Pipeline's Business"). For the six months ended June 30, 2002, the revenues lost on this capacity totaled approximately $1.8 million.

     Operations and maintenance expenses increased $4.9 million for the six months ended June 30, 2003, as compared to the same period in 2002, due primarily to the cost for electricity to power Northern Border Pipeline's electric-driven compressors. Previously, Northern Border Pipeline included in its collection of company-use gas quantities that were equivalent to the cost of electric power. Operations and maintenance expenses also include an increase in employee benefits expenses.

     Taxes other than income increased $1.8 million for the six months ended June 30, 2003, as compared to the same period in 2002. The 2002 amount included a refund of use taxes previously paid on exempt purchases. Both 2003 and 2002 also include adjustments to ad valorem taxes. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Reductions to previous estimates in 2002 exceeded reductions to previous estimates in 2003 by approximately $0.4 million.

      Interest expense decreased $3.3 million for the six months ended June 30, 2003, as compared to the same period in 2002, due to a decrease in Northern Border Pipeline's average interest rate as well as a decrease in average debt outstanding.

      Other income decreased $0.8 million for the six months ended June 30, 2003, as compared to the same period in 2002. The 2003 amount includes $0.3 million of interest expense for refunds required by the order issued by the Federal Energy Regulatory Commission on March 27, 2003 (see Note 2 - Notes to Financial Statements). The 2002 amount included $0.6 million of income primarily related to interest received on the refund of use taxes discussed previously.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY


LIQUIDITY AND CAPITAL RESOURCES

DEBT AND CREDIT FACILITIES

      Northern Border Pipeline's debt and credit facilities outstanding at June 30, 2003, are as follows:

                                                                         Payments Due by Period
                                                                  -------------------------------------
                                                                             Current Portion
                                                                               (Less Than     Long-Term
                                                                    Total        1 Year)       Portion
                                                                  --------- ----------------  ---------
                                                                             (In Thousands)
1992 Series D Senior Notes, average 8.57%, due 2003               $ 65,000      $ 65,000      $     --
$175 million Pipeline Credit Agreement, average 2.11%, due 2005     90,000            --        90,000
6.25% Senior Notes due 2007                                        225,000            --       225,000
7.75% Senior Notes due 2009                                        200,000            --       200,000
7.50% Senior Notes due 2021                                        250,000            --       250,000
                                                                  --------      --------      --------
Total                                                             $830,000      $ 65,000      $765,000
                                                                  ========      ========      ========

      At June 30, 2003, Northern Border Pipeline had outstanding $65 million of Series D Senior Notes issued in a $250 million private placement under a July 1992 note purchase agreement. The Series D Senior Notes matured in August 2003. Northern Border Pipeline borrowed under the Pipeline Credit Agreement to repay the Series D Senior Notes.

      Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At June 30, 2003, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.38%. Northern Border Pipeline's balance sheet reflects a non-cash gain of approximately $24.6 million in derivative financial instruments with a corresponding increase in long-term debt at June 30, 2003.

      Short-term liquidity needs will be met by operating cash flows and through the Pipeline Credit Agreement. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

      Cash flows provided by operating activities were $77.8 million in the six months ended June 30, 2003 as compared to $103.0 million for the comparable period in 2002. The decrease is primarily due to Northern Border Pipeline's refund to its shippers for $10.3 million in 2003 (see Note 2 - Notes to Financial Statements) and a reduction in prepayments in 2003 that Northern Border Pipeline had required certain shippers make in 2002 for transportation service.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY


CASH FLOWS FROM INVESTING ACTIVITIES

      Capital expenditures were $2.1 million for the six months ended June 30, 2003 as compared to $3.2 million for the comparable period in 2002. The capital expenditures for 2003 and 2002 were primarily related to renewals and replacements of existing facilities.

      Total capital expenditures for 2003 are estimated to be $13 million, primarily related to renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2003 capital expenditures primarily by borrowing on debt facilities and using operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows used in financing activities were $73.2 million for the six months ended June 30, 2003 as compared to $105.3 million for the comparable period in 2002. Distributions to partners were $74.2 million and $80.0 million in the six months ended June 30, 2003 and 2002, respectively. The distributions for 2003 were reduced to reflect the impact of the refunds ordered by the FERC on March 27, 2003 (see Note 2 - Notes to Financial Statements) in accordance with the currently approved distribution formula.

      For the six months ended June 30, 2003 and 2002, borrowings on long-term debt totaled $39.0 million and $316.9 million, respectively. The 2002 amount included proceeds from the $225 million 6.25% Senior Notes, which were primarily used to repay previously existing indebtedness. Total payments on debt were $38.0 million and $342.0 million in the six months ended June 30, 2003 and 2002, respectively.

OUTLOOK UPDATE

      As of June 30, 2003, approximately 74% of Northern Border Pipeline's capacity was under contract at least through December 31, 2003. As a result of commercial activity during July 2003, essentially all of Northern Border Pipeline's capacity is under contract at least through December 31, 2003 and, assuming no extensions of existing contracts or execution of new contracts, approximately 70% and 59% is under contract at least through December 31, 2004 and 2005, respectively.

      On July 15, 2003, Northern Border Pipeline announced that Cargill, Incorporated had finalized the assignment of all of the firm capacity formerly held by Mirant Americas Energy Marketing, LP. This represents approximately 10% of Northern Border Pipeline's contracted firm capacity and extends for terms into 2006 and 2008. Additionally, Cargill assumed the management services of Pan-Alberta Gas, Ltd., previously performed by Mirant.

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

      Northern Border Partners, L.P. owns a 70% general partner interest in Northern Border Pipeline and TC PipeLines, LP owns the remaining 30%. Northern Plains Natural Gas Company and Pan Border Gas Company, subsidiaries of Enron, are two of the general partners of Northern Border Partners, L.P. Northern Plains is also the operator of our pipeline system. On June 25, 2003, Enron announced the organization of CrossCountry Energy Corp., a newly formed holding company that will hold, among other things, Enron's ownership interests in Northern Plains and Pan Border. Enron also announced it had filed a motion with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") to approve the proposed transfer of those ownership interests to CrossCountry.

      On July 11, 2003, Enron announced that Enron and its debtor-in-possession subsidiaries (collectively with Enron, the "Debtors") filed their proposed joint Chapter 11 plan (the "Plan") and related disclosure statement (the "Disclosure Statement") with the Bankruptcy Court. Under the Plan, it is anticipated that if CrossCountry is not sold to a third party, as permitted by the Plan, its shares would be distributed directly or indirectly to creditors of the Debtors. At this time, Northern Border Pipeline is unable to predict the outcome of the Bankruptcy Court's ruling on Enron's motion or whether Enron's Plan will be approved.

UPDATE TO POTENTIAL PUBLIC UTILITY HOLDING COMPANY ACT ("PUHCA") REGULATION

      Further to the discussion and disclosure of potential impacts to Northern Border Pipeline provided in the quarterly report on Form 10-Q for the period ended March 31, 2003, on June 11, 2003, the SEC granted Enron's petition for review of the Initial Decision by the administrative law judge which denied Enron's application for exemption under PUHCA and set a briefing schedule that, at present, would be completed by September 3, 2003. The Initial Decision is stayed pending the resolution of the SEC's further review.

      If Enron's exemption application is denied by the SEC, Northern Border Pipeline cannot estimate the amount of time that the SEC will provide for Enron to register as a holding company under PUHCA at which time Enron and its holding company system would become subject to PUHCA. Northern Border Pipeline intends to seek orders from the SEC that, if granted, would minimize the impacts previously described of PUHCA on its operations. Northern Border Pipeline also may seek exemptions for its operations from regulation under PUHCA. Similar orders and exemptions have been granted by the SEC to other operating subsidiaries of holding companies under PUHCA. No assurance can be given that Northern Border Pipeline will be successful in obtaining all the orders or exemptions that it intends to seek or that its operations will not be subject to the full regulatory impact of PUHCA.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

                        NORTHERN BORDER PIPELINE COMPANY


UPDATE ON ENRON GAS PIPELINE EMPLOYEE BENEFIT TRUST ("TRUST")

         Further to the discussion and disclosure in the annual report on Form 10-K for the year ended December 31, 2002, on July 22, 2003, Enron filed a motion with the bankruptcy court requesting authority to terminate the Trust and to apportion the Trust's assets among certain identified pipeline companies, one being Northern Plains. In the motion, it states that, as of June 30, 2002, the asset/liability allocation percentage for Northern Plains was 2.7% with a liability allocation of $1.89 million and asset allocation of $846,000. If approved as filed, the assets of the Trust will be transferred to one or more qualifying trusts maintained for the benefit of the pipeline company retirees in accordance with the Enron Corp. Medical Plan for Inactive Participants.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      The statements in this Quarterly Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of Northern Border Pipeline's operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding Northern Border Pipeline's estimated capital expenditures for 2003. Although Northern Border Pipeline believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the December 2, 2001 filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, the PUHCA proceeding relating to Enron's exemption and Northern Border Pipeline's ability to obtain orders or exemptions from the SEC related to PUHCA regulation, industry results, future demand for natural gas, availability of supplies of Canadian natural gas, political and regulatory developments that impact FERC proceedings involving Northern Border Pipeline, Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions, competitive developments by Canadian and U.S. natural gas transmission peers, political and regulatory developments in Canada, and conditions of the capital markets and equity markets.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification of Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

    1) Northern Border Pipeline filed a Current Report on Form 8-K, dated April 17, 2003, discussing the potential effect of the Public Utility Holding Company Act.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NORTHERN BORDER PIPELINE COMPANY
                                           (A Texas General Partnership)



Date: August 14, 2003                  By: /s/ Jerry L. Peters
                                           -------------------------------------
                                           Jerry L. Peters
                                           Vice President, Finance and Treasurer

                               INDEX TO EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.