Form 10-Q
period 2003-09-30
NORTHERN BORDER PIPELINE CO
filed 2003-11-13
CIK 1095355

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2003


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

  ITEM 1. Financial Statements

       Statement of Income -
         Three Months Ended September 30, 2003 and 2002 and
           Nine Months Ended September 30, 2003 and 2002 .............         3

       Statement of Comprehensive Income -
         Three Months Ended September 30, 2003 and 2002 and
           Nine Months Ended September 30, 2003 and 2002 .............         3

       Balance Sheet - September 30, 2003
         and December 31, 2002 .......................................         4
       Statement of Cash Flows -
         Nine Months Ended September 30, 2003 and 2002 ...............         5
       Statement of Changes in Partners' Equity -
         Nine Months Ended September 30, 2003 ........................         6
       Notes to Financial Statements .................................         7

  ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ............        10

  ITEM 3. Quantitative and Qualitative Disclosures About
            Market Risk ..............................................        17

  ITEM 4. Controls and Procedures ....................................        18

PART II. OTHER INFORMATION

    ITEM 5. Other Information ........................................        18

    ITEM 6. Exhibits and Reports on Form 8-K .........................        19

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        NORTHERN BORDER PIPELINE COMPANY
                               STATEMENT OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                           SEPTEMBER 30,                SEPTEMBER 30,
                                           -------------                -------------
                                       2003           2002           2003           2002
                                     ---------      ---------      ---------      ---------
OPERATING REVENUES                   $  81,192      $  81,553      $ 241,743      $ 239,881
                                     ---------      ---------      ---------      ---------
OPERATING EXPENSES
  Operations and maintenance            11,009          7,540         30,291         21,944
  Depreciation and amortization         14,405         14,514         43,325         43,501
  Taxes other than income                7,728          7,656         22,523         20,684
                                     ---------      ---------      ---------      ---------
    Operating expenses                  33,142         29,710         96,139         86,129
                                     ---------      ---------      ---------      ---------
OPERATING INCOME                        48,050         51,843        145,604        153,752
                                     ---------      ---------      ---------      ---------
INTEREST EXPENSE                        11,005         13,153         34,436         39,929
                                     ---------      ---------      ---------      ---------
OTHER INCOME                               150            507            378          1,550
                                     ---------      ---------      ---------      ---------
NET INCOME TO PARTNERS               $  37,195      $  39,197      $ 111,546      $ 115,373
                                     =========      =========      =========      =========

                        NORTHERN BORDER PIPELINE COMPANY
                        STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                             -------------                  -------------
                                         2003            2002            2003            2002
                                      ---------       ---------       ---------       ---------
Net income to partners                $  37,195       $  39,197       $ 111,546       $ 115,373
Other comprehensive income:
  Change associated with current
    period hedging transactions            (389)           (389)         (1,167)         (2,026)
                                      ---------       ---------       ---------       ---------
Total comprehensive income            $  36,806       $  38,808       $ 110,379       $ 113,347
                                      =========       =========       =========       =========


   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                                  BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                               SEPTEMBER 30,   DECEMBER 31,
ASSETS                                             2003            2002
                                                ----------      ----------
CURRENT ASSETS
  Cash and cash equivalents                     $   17,005      $   25,358
  Accounts receivable                               29,384          34,326
  Materials and supplies, at cost                    4,821           4,721
  Prepaid expenses and other                         2,271           1,844
                                                ----------      ----------
    Total current assets                            53,481          66,249
                                                ----------      ----------
NATURAL GAS TRANSMISSION PLANT
  Property, plant and equipment                  2,430,077       2,431,486
  Less: Accumulated provision for
    depreciation and amortization                  833,630         795,525
                                                ----------      ----------
    Property, plant and equipment, net           1,596,447       1,635,961
                                                ----------      ----------

OTHER ASSETS
  Derivative financial instruments                  19,035          21,204
  Other                                             15,190          16,623
                                                ----------      ----------
    Total other assets                              34,225          37,827
                                                ----------      ----------
    Total assets                                $1,684,153      $1,740,037
                                                ==========      ==========

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt          $       --      $   65,000
  Accounts payable                                  10,168          24,426
  Accrued taxes other than income                   29,132          28,374
  Accrued interest                                  12,910          13,173
                                                ----------      ----------
    Total current liabilities                       52,210         130,973
                                                ----------      ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES          818,848         783,906
                                                ----------      ----------
RESERVES AND DEFERRED CREDITS                        5,967          15,386
                                                ----------      ----------
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY
  Partners' capital                                801,537         803,014
  Accumulated other comprehensive income             5,591           6,758
                                                ----------      ----------
    Total partners' equity                         807,128         809,772
                                                ----------      ----------
    Total liabilities and partners' equity      $1,684,153      $1,740,037
                                                ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                               -------------
                                                            2003            2002
                                                            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income to partners                                 $ 111,546       $ 115,373
                                                         ---------       ---------
  Adjustments to reconcile net income to partners
    to net cash provided by operating activities:
      Depreciation and amortization                         43,598          43,776
      Reserves and deferred credits                         (9,419)           (237)
      Changes in components of working capital              (8,862)          4,822
      Other                                                   (381)           (351)
                                                         ---------       ---------
        Total adjustments                                   24,936          48,010
                                                         ---------       ---------
    Net cash provided by operating activities              136,482         163,383
                                                         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property, plant
    and equipment                                           (3,812)         (6,651)
                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                               (113,023)       (122,245)
  Issuance of long-term debt                               121,000         416,894
  Retirement of long-term debt                            (149,000)       (434,000)
  Proceeds received upon termination of derivatives             --           2,351
  Long-term debt financing costs                                --          (2,771)
                                                         ---------       ---------
    Net cash used in financing activities                 (141,023)       (139,771)
                                                         ---------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                     (8,353)         16,961
Cash and cash equivalents-beginning of period               25,358          11,003
                                                         ---------       ---------
Cash and cash equivalents-end of period                  $  17,005       $  27,964
                                                         =========       =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
    Interest (net of amount capitalized)                 $  35,050       $  41,579
                                                         =========       =========
Changes in components of working capital:
    Accounts receivable                                  $  (2,306)      $  (1,295)
    Materials and supplies                                    (101)            170
    Prepaid expenses and other                                (426)           (464)
    Accounts payable                                        (6,523)          8,350
    Accrued taxes other than income                            757            (619)
    Accrued interest                                          (263)         (1,320)
                                                         ---------       ---------
      Total                                              $  (8,862)      $   4,822
                                                         =========       =========


   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                       TC           NORTHERN
                                    PIPELINES        BORDER        ACCUMULATED
                                  INTERMEDIATE    INTERMEDIATE        OTHER          TOTAL
                                     LIMITED         LIMITED      COMPREHENSIVE     PARTNERS'
                                   PARTNERSHIP     PARTNERSHIP       INCOME          EQUITY
                                   -----------     -----------       ------          ------
Balance at December 31, 2002        $ 240,904       $ 562,110       $   6,758       $ 809,772
Net income to partners                 33,464          78,082              --         111,546
Change associated with current
  period hedging transactions              --              --          (1,167)         (1,167)
Distributions to partners             (33,907)        (79,116)             --        (113,023)
                                    ---------       ---------       ---------       ---------
Balance at September 30, 2003       $ 240,461       $ 561,076       $   5,591       $ 807,128
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

      Northern Border Pipeline records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges with such amounts amortized to interest expense over the term of the

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

hedged debt. During the three months and nine months ended September 30, 2003, Northern Border Pipeline amortized $0.4 million and $1.2 million, respectively, related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income. Northern Border Pipeline expects to amortize approximately $0.4 million in the fourth quarter of 2003.

      Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At September 30, 2003, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.38%. Northern Border Pipeline's interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the fixed rate debt issued in 2002. The accompanying balance sheet at September 30, 2003, reflects a non-cash gain of approximately $19.0 million in derivative financial instruments with a corresponding increase in long-term debt.

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

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have a material impact on Northern Border Pipeline's financial position or results of operations.

6.    SUBSEQUENT EVENTS

      Northern Border Pipeline makes distributions to its general partners approximately one month following the end of the quarter. The distributions for the third quarter of 2003 of approximately $41.0 million were paid November 3, 2003.

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

      Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. Northern Border Pipeline continually assesses whether the future recovery of the regulatory assets is probable by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, Northern Border Pipeline would be required to write-off the regulatory assets at that time. At September 30, 2003, Northern Border Pipeline has recorded regulatory assets of $9.8 million, which are being recovered from its shippers over varying periods of time.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

    As discussed in Note 5, Notes to Financial Statements, effective January 1, 2003, Northern Border Pipeline adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which did not have a material impact on its financial position or results of operations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if the liability can be reasonably estimated. Northern Border Pipeline was unable to estimate and record liabilities for its obligations that fall under the provisions of this statement because it cannot reasonably estimate when such obligations would be settled.

    Northern Border Pipeline's accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At September 30, 2003, Northern Border Pipeline's balance sheet reflects a non-cash gain of approximately $19.0 million in derivative financial instruments with a corresponding increase in long-term debt.

RESULTS OF OPERATIONS

THIRD QUARTER 2003 COMPARED WITH THIRD QUARTER 2002

    Net income to partners decreased $2.0 million for the third quarter of 2003, as compared to the same period in 2002. Northern Border Pipeline's net income was reduced by higher operating expenses partially offset by reductions in interest expense.

    Operations and maintenance expenses increased $3.5 million for the third quarter of 2003, as compared to the same period in 2002, due primarily to the cost for electricity to power Northern Border Pipeline's electric-driven compressors. Previously, Northern Border Pipeline included in its collection of company-use gas quantities that were equivalent to the cost of electric power. Operations and maintenance expenses also include an increase in employee benefits expenses.

    Interest expense decreased $2.1 million for the third quarter of 2003, as compared to the same period in 2002, due to a decrease in Northern Border Pipeline's average interest rate as well as a decrease in average debt outstanding.

    Other income decreased $0.4 million for the third quarter of 2003, as compared to the same period in 2002. The amount for the third quarter of 2002 includes income of $0.6 million for previously vacated microwave frequency bands.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER

30, 2002

    Net income to partners decreased $3.8 million for the nine months ended September 30, 2003, as compared to the same period in 2002. Northern Border Pipeline's net income was reduced by higher operating expenses and decreases in other income partially offset by increases in operating revenues and reductions in interest expense.

    Operating revenues increased $1.9 million for the nine months ended September 30, 2003, as compared to the same period in 2002. The 2002 results were reduced by uncollected revenues associated with the transportation capacity previously held by Enron North America Corp., which filed for Chapter 11 bankruptcy protection in December 2001 (see "Update On The Impact Of Enron's Chapter 11 Filing On Northern Border Pipeline's Business"). For the nine months ended September 30, 2002, the revenues lost on this capacity totaled approximately $1.8 million.

   Operations and maintenance expenses increased $8.3 million for the nine months ended September 30, 2003, as compared to the same period in 2002, due primarily to the cost for electricity to power Northern Border Pipeline's electric-driven compressors. Previously, Northern Border Pipeline included in its collection of company-use gas quantities that were equivalent to the cost of electric power. Operations and maintenance expenses also include an increase in employee benefits expenses.

   Taxes other than income increased $1.8 million for the nine months ended September 30, 2003, as compared to the same period in 2002. The 2002 amount included a $1.0 million refund of use taxes previously paid on exempt purchases. Both 2003 and 2002 also include adjustments to ad valorem taxes. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Reductions to previous estimates in 2002 exceeded reductions to previous estimates in 2003 by approximately $0.4 million.

    Interest expense decreased $5.5 million for the nine months ended September 30, 2003, as compared to the same period in 2002, due to a decrease in Northern Border Pipeline's average interest rate as well as a decrease in average debt outstanding.

    Other income decreased $1.2 million for the nine months ended September 30, 2003, as compared to the same period in 2002. The 2003 amount includes $0.3 million of interest expense for refunds required by the order issued by the Federal Energy Regulatory Commission on March 27, 2003 (see Note 2 - Notes to Financial Statements). The 2002 amount included $0.6 million of income primarily related to interest received on the refund of use taxes discussed previously and income of $0.6 million for previously vacated microwave frequency bands.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND CREDIT FACILITIES

    Northern Border Pipeline's debt and credit facilities outstanding at September 30, 2003, are as follows:

                                                Payments Due by Period
                                             ----------------------------
                                             Current Portion
                                               (Less Than       Long-Term
                                    Total         1 Year)       Portion
-------------------------------------------------------------------------
                                              (In Thousands)
  $175 million Pipeline Credit
    Agreement, average 1.92%,
    due 2005                       $126,000         $ --         $126,000
  6.25% Senior Notes due 2007       225,000           --          225,000
  7.75% Senior Notes due 2009       200,000           --          200,000
  7.50% Senior Notes due 2021       250,000           --          250,000
                                   --------         ----         --------
Total                              $801,000         $ --         $801,000
                                   ========         ====         ========

    Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At September 30, 2003, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.38%. Northern Border Pipeline's balance sheet reflects a non-cash gain of approximately $19.0 million in derivative financial instruments with a corresponding increase in long-term debt at September 30, 2003.

    Short-term liquidity needs will be met by operating cash flows and through the Pipeline Credit Agreement. Long-term capital needs may be met through the ability to issue long-term indebtedness.

    After Northern Border Partners, L.P., which owns a 70% general partner interest in Northern Border Pipeline, announced it would record impairment charges in the third quarter, Standard & Poor's Ratings Services announced that it placed its `A-' corporate credit ratings of Northern Border Pipeline and Northern Border Partners, L.P. on CreditWatch with negative implications. These impairment charges did not result from the business of Northern Border Pipeline.

CASH FLOWS FROM OPERATING ACTIVITIES

    Cash flows provided by operating activities were $136.5 million in the nine months ended September 30, 2003 as compared to $163.4 million for the comparable period in 2002. The decrease is primarily due to Northern Border Pipeline's refund to its shippers for $10.3 million in 2003 (see Note 2 - Notes to Financial Statements) and a reduction in prepayments in 2003 that Northern Border Pipeline had required certain shippers make in 2002 for transportation service.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures were $3.8 million for the nine months ended September 30, 2003 as compared to $6.7 million for the comparable period in 2002. The capital expenditures for 2003 and 2002 were primarily related to renewals and replacements of existing facilities.

    Total capital expenditures for 2003 are estimated to be $17 million. Northern Border Pipeline currently anticipates funding its 2003 capital expenditures primarily by borrowing on debt facilities and using operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

    Cash flows used in financing activities were $141.0 million for the nine months ended September 30, 2003 as compared to $139.8 million for the comparable period in 2002. Distributions to partners were $113.0 million and $122.2 million in the nine months ended September 30, 2003 and 2002, respectively. The distributions for 2003 were reduced to reflect the impact of the refunds ordered by the FERC on March 27, 2003 (see Note 2 - Notes to Financial Statements) in accordance with the currently approved distribution formula.

    For the nine months ended September 30, 2003 and 2002, borrowings on long-term debt totaled $121.0 million and $416.9 million, respectively. The 2002 amount included proceeds from the $225 million 6.25% Senior Notes, which were primarily used to repay previously existing indebtedness. Total payments on debt were $149.0 million and $434.0 million in the nine months ended September 30, 2003 and 2002, respectively.

OUTLOOK UPDATE

    As a result of commercial activity during July 2003, essentially all of Northern Border Pipeline's capacity is under contract at least through December 31, 2003 and, assuming no extensions of existing contracts or execution of new contracts, approximately 70% and 59% is under contract at least through December 31, 2004 and 2005, respectively.

    On July 15, 2003, Northern Border Pipeline announced that Cargill, Incorporated had assumed all of the firm capacity formerly held by Mirant Americas Energy Marketing, LP. This represents approximately 10% of Northern Border Pipeline's contracted firm capacity and extends for terms into 2006 and 2008. Additionally, Cargill assumed the management services of Pan-Alberta Gas, Ltd., previously performed by Mirant.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

    Northern Border Partners, L.P. owns a 70% general partner interest in Northern Border Pipeline and TC PipeLines, LP owns the remaining 30%. Northern Plains Natural Gas Company and Pan Border Gas Company, subsidiaries of Enron, are two of the general partners of Northern Border Partners, L.P. Northern Plains is also the operator of our pipeline system. On June 25, 2003, Enron announced the organization of CrossCountry Energy Corp., a newly formed holding company that will hold, among other things, Enron's ownership interests in Northern Plains and Pan Border. Enron also announced it had filed a motion with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") to approve the proposed transfer of those ownership interests to CrossCountry Energy. That motion was approved by the Bankruptcy Court on September 25, 2003. The transfer of ownership interests to CrossCountry Energy is pending.

    On September 18, 2003, Enron announced that Enron and its debtor-in-possession subsidiaries (collectively with Enron, the "Debtors") filed their proposed amended joint Chapter 11 plan (the "Plan") and related disclosure statement (the "Disclosure Statement") with the Bankruptcy Court which amended the Plan and Disclosure Statement previously filed with the Bankruptcy Court on July 11, 2003. Financial projections for three going-forward businesses, including CrossCountry Energy, were included in the Plan. Also, under the Plan, it is anticipated that, if CrossCountry Energy is not sold to a third party, as permitted by the Plan, shares of CrossCountry Energy would be distributed directly or indirectly to creditors of the Debtors. Enron has indicated that the Plan and Disclosure Statement may be further amended. In addition, a number of objections to the Plan have been filed, including an objection by the court-appointed examiner for Enron North America Corp.

    When the transfer of interests in Northern Plains and Pan Border to CrossCountry Energy as contemplated above takes place, the articles of incorporation of Northern Plains and Pan Border will be amended to reflect certain shareholder protections that will be retained by Enron until a distribution of any common stock of CrossCountry Energy pursuant to the Plan. Northern Plains and Pan Border, subject to any applicable fiduciary duties and/or contractual obligations, will need the affirmative vote of Enron to vote its interest at the Management Committee to, among other things, (a) enter into any business other than owning and operating natural gas pipelines and related businesses and (b) enter into any compromise or settlement of any action, suit, litigation, arbitration or proceeding or any governmental investigation or audit relating to the assets, liabilities or business of the entities or Northern Border Pipeline, in excess of $2 million.

UPDATE TO POTENTIAL PUBLIC UTILITY HOLDING COMPANY ACT ("PUHCA") REGULATION

    Further to the discussion of potential impacts to Northern Border Pipeline provided in the quarterly report on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003, on October 21, 2003, the SEC granted Enron's motion for oral argument and set the hearing for December 4, 2003. The Initial Decision is stayed pending the resolution of the SEC's further review.

    If Enron's exemption application is denied by the SEC, Northern Border Pipeline cannot estimate the amount of time that the SEC will provide for Enron to register as a holding company under PUHCA at which time Enron and its

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

holding company system would become subject to PUHCA. Northern Border Pipeline intends to seek orders from the SEC that, if granted, would minimize the impacts previously described of PUHCA on Northern Border Pipeline's operations. Northern Border Pipeline also may seek exemptions for its operations from regulation under PUHCA. Similar orders and exemptions have been granted by the SEC to other operating subsidiaries of holding companies under PUHCA. No assurance can be given that Northern Border Pipeline will be successful in obtaining all the orders or exemptions that it intends to seek or that its operations will not be subject to the full regulatory impact of PUHCA.

UPDATE ON POTENTIAL INCREASED HEALTH CARE AND PENSION EXPENSES

    Further to the discussion in the annual report on Form 10-K for the year ended December 31, 2002, on July 22, 2003, Enron filed a motion with the bankruptcy court requesting authority to terminate the Enron Gas Pipeline Employee Benefit Trust (the "Trust") and to apportion the Trust's assets among certain identified pipeline companies, one being Northern Plains. In the motion, it states that, as of June 30, 2002, the asset/liability allocation percentage for Northern Plains was 2.7% with a liability allocation of $1.89 million and asset allocation of $846,000. If approved as filed, the assets of the Trust will be transferred to one or more qualifying trusts maintained for the benefit of the pipeline company retirees in accordance with the Enron Corp. Medical Plan for Inactive Participants.

    Further to the discussion of potential cost impacts to Northern Border Pipeline as a result of increased health care expenses and pension benefits in the annual report on Form 10-K for the period ended December 31, 2002, Enron has advised Northern Plains that it intends to file to terminate Enron's Cash Balance Plan, its pension benefit plan. It is possible that costs incurred by Northern Plains related to termination of the plan could be material. While the determination of reimbursement of such termination costs by Northern Border Pipeline under its operating agreement will be made at the time of occurrence, such costs could be material to Northern Border Pipeline.

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

                        NORTHERN BORDER PIPELINE COMPANY

of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation: impacts of developments in Enron's voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code proceeding including ongoing investigations of Enron, its affiliates and their advisors; Enron's formation of CrossCountry Energy of which Northern Plains and Pan Border would be a part; the PUHCA proceeding relating to Enron's exemption and Northern Border Pipeline's ability to obtain orders or exemptions from the SEC related to PUHCA regulation; actions by rating agencies; industry results; future demand for natural gas; availability of supplies of Canadian natural gas; political and regulatory developments that impact FERC proceedings involving Northern Border Pipeline; performance of contractual obligations by Northern Border Pipeline's shippers; Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions; competitive developments by Canadian and U.S. natural gas transmission peers; political and regulatory developments in Canada; Northern Border Pipeline's ability to control operating costs; and conditions of the capital markets and equity markets.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                        NORTHERN BORDER PIPELINE COMPANY

      Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline's objective is to maintain a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swaps as a means to manage interest expense by converting a portion of fixed rate debt into variable rate debt to take advantage of declining interest rates. At September 30, 2003, Northern Border Pipeline had $351.0 million of variable rate debt outstanding, $225.0 million of which was previously fixed rate debt that had been converted to variable rate debt through the use of interest rate swaps. As of September 30, 2003, approximately 56% of Northern Border Pipeline's debt portfolio was in fixed rate debt.

      If average interest rates change by one percent compared to rates in effect as of September 30, 2003, annual interest expense would change by approximately $3.5 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of September 30, 2003. For more information on risk management activities, see Note 3 to Northern Border Pipeline's financial statements included elsewhere in this report.

                   PART I. FINANCIAL INFORMATION - (CONCLUDED)

                         ITEM 4. CONTROLS AND PROCEDURES

                        NORTHERN BORDER PIPELINE COMPANY

    Northern Border Pipeline's principal executive officer and principal financial officer have evaluated the effectiveness of Northern Border Pipeline's "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, as of September 30, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that Northern Border Pipeline's disclosure controls and procedures are effective. During the last fiscal quarter, there were no changes in Northern Border Pipeline's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Northern Border Pipeline's internal control over financial reporting.

                           PART II. OTHER INFORMATION

                        NORTHERN BORDER PIPELINE COMPANY

ITEM 5. OTHER INFORMATION

    Max Feldman is TC PipeLines, LP's designated member on Northern Border Pipeline Company's Management Committee as of September 2003. Mr. Feldman is Vice-President, Gas Transmission, West of TransCanada PipeLines Limited, a position he has held since April 2003. From 1999 to 2003, he was Senior Vice-President, Customer, Sales and Service, and from 1995 to 1999, Mr. Feldman held several Vice-President positions in the operations, customer service and marketing areas of TransCanada PipeLines Limited. Mr. Feldman is 55 years old.

    In September 2003, Northwest Border Pipeline Company designated Paul E. Miller as its member on the Northern Border Partners, L.P. Policy Committee. Mr. Miller is also Northwest Border's representative on the Northern Border Pipeline Management Committee. Additionally, Mr. Miller serves as Director Corporate Development of TransCanada PipeLines Limited, a position he has held since February 2003. From July 1998 to January 2003, Mr. Miller was Director Finance of TransCanada Pipelines Limited. Prior to July 1998, Mr. Miller was
Manager Finance of TransCanada PipeLines Limited.   Mr. Miller is 45 years old.

                    PART II. OTHER INFORMATION - (CONCLUDED)

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

(b) Reports on Form 8-K.

    1) Northern Border Pipeline Company filed a Current Report on Form 8-K, dated July 10, 2003, including a copy of a press release discussing its contracted transportation capacity.

    2) Northern Border Pipeline Company filed a Current Report on Form 8-K, dated July 11, 2003, discussing an announcement by Enron Corp. that a proposed joint plan of reorganization and related disclosure statement had been filed with the U.S. Bankruptcy Court for the Southern District of New York.

    3) Northern Border Pipeline Company filed a Current Report on Form 8-K, dated July 15, 2003, including a copy of a press release discussing its contracted transportation capacity.

    4) Northern Border Pipeline Company filed a Current Report on Form 8-K, dated September 18, 2003, discussing an announcement by Enron Corp. that a proposed amended joint plan of reorganization and related disclosure statement had been filed with the U.S. Bankruptcy Court for the Southern District of New York.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NORTHERN BORDER PIPELINE COMPANY
                                    (A Texas General Partnership)

Date: November 13, 2003          By:   /s/ Jerry L. Peters
                                       ------------------------------------
                                       Jerry L. Peters
                                       Vice President, Finance and
                                         Treasurer

                                  Exhibit Index

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