Form 10-K
period 2003-12-31
NORTHERN BORDER PIPELINE CO
filed 2004-03-12
CIK 1095355

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003    Commission file number: 333-88577

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2003, was $0.

                        NORTHERN BORDER PIPELINE COMPANY
                                TABLE OF CONTENTS

                                                                   PAGE NO.
                                                                   --------
                             PART I

Item 1.     Business                                                      1
Item 2.     Properties                                                   12
Item 3.     Legal Proceedings                                            13
Item 4.     Submission of Matters to a Vote of Security Holders          13

                            PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                          14
Item 6.     Selected Financial Data                                      15
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          16
Item 7a.    Quantitative and Qualitative Disclosures About
             Market Risk                                                 29
Item 8.     Financial Statements and Supplementary Data                  30
Item 9.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure                          30
Item 9(a)   Controls and Procedures                                      30

                           PART III

Item 10.    Partnership Management                                       31
Item 11.    Executive Compensation                                       34
Item 12.    Security Ownership of Certain Beneficial Owners
             and Management                                              37
Item 13.    Certain Relationships and Related Transactions               37
Item 14.    Principal Accounting Fees and Services                       38

                           PART IV

Item 15.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.                                         40

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Northern Border Pipeline Company is a general partnership formed in 1978. Our general partners are Northern Border Partners, L.P. and TC PipeLines, LP, both of which are publicly traded partnerships. Each of Northern Border Partners and TC PipeLines holds its interest in us, 70% and 30% of voting power, respectively, through a subsidiary limited partnership. The general partners of Northern Border Partners and its subsidiary limited partnership are Northern Plains Natural Gas Company ("Northern Plains") and Pan Border Gas Company, both subsidiaries of Enron Corp., and Northwest Border Pipeline Company, a subsidiary of TransCanada PipeLines Limited which is a subsidiary of TransCanada Corporation. The general partner of TC PipeLines and its subsidiary limited partnership, TC PipeLines GP, Inc., is also a subsidiary of TransCanada.

         We own an interstate pipeline system that transports natural gas from the Montana-Saskatchewan border to natural gas markets in the midwestern United States. This pipeline system connects with multiple pipelines that provide shippers with access to the various natural gas markets served by those pipelines. In the year ended December 31, 2003, we estimate that we transported approximately 22% of the total amount of natural gas imported from Canada to the United States. Over the same period, approximately 88% of the natural gas transported was produced in the western Canadian sedimentary basin located in the provinces of Alberta, British Columbia and Saskatchewan.

         We transport gas for shippers under a tariff regulated by the Federal Energy Regulatory Commission ("FERC"). The tariff specifies the maximum and minimum transportation rates and the general terms and conditions of transportation service on the pipeline system. Our revenues are derived from agreements for the receipt and delivery of gas at points along the pipeline system as specified in each shipper's individual transportation contract. We do not own the gas that we transport, and therefore we do not assume natural gas commodity price risk for quantities transported. Any exposure to commodity risk for imbalances on our system that may result from under or over deliveries to customers or interconnecting pipelines is either recovered through provisions in our tariff or is immaterial. We own the line pack, which is the amount of gas necessary to maintain efficient operations of the pipeline. Our shippers are responsible to provide fuel gas necessary for the operation of gas compressor stations.

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

Northern Plains and Pan Border are subsidiaries of Enron. Therefore, Enron controls 57.75% of the voting power of the management committee and has the right to select two of the members. On December 2, 2001, Enron filed a voluntary petition for Chapter 11 protection in bankruptcy court. On September 25, 2003, a motion by Enron to transfer Enron's interests in, among other entities, Northern Plains and Pan Border to CrossCountry Energy, a new pipeline operating entity, was approved. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - The Impact Of Enron's Chapter 11 Filing On Our Business" and Item 13. "Certain Relationships and Related Transactions."

         Our pipeline system is operated by Northern Plains pursuant to an operating agreement. As of December 31, 2003, Northern Plains employed approximately 216 individuals located at its headquarters in Omaha, Nebraska and at various locations along the pipeline route and also used employees and information technology systems of its affiliates to provide its services. Northern Plains' employees are not represented by any labor union and are not covered by any collective bargaining agreements.

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

         Our pipeline system consists of 822 miles of 42-inch diameter pipe from the Canadian border to Ventura, Iowa capable of transporting a total of 2,374 million cubic feet per day ("mmcfd"); 30-inch diameter pipe and 36-inch diameter pipe, each approximately 147 miles in length, capable of transporting 1,484 mmcfd in total from Ventura, Iowa to Harper, Iowa; 226 miles of 36-inch diameter pipe and 19 miles of 30-inch diameter pipe capable of transporting 844 mmcfd from Harper, Iowa to Manhattan, Illinois (Chicago area); and 35 miles of 30-inch diameter pipe capable of transporting 545 mmcfd from Manhattan, Illinois to a terminus near North Hayden, Indiana. Along the pipeline there are 16 compressor stations with total rated horsepower of 499,000 and measurement facilities to support the receipt and delivery of gas at various points. Other facilities include four field offices and a microwave communication system with 50 tower sites.

         Our pipeline system has pipeline access to natural gas reserves in the western Canadian sedimentary basin in the provinces of Alberta, British Columbia and Saskatchewan in Canada, domestic natural gas produced within the Williston Basin and synthetic gas produced at the Dakota Gasification plant in North Dakota. In addition, the pipeline is capable of physically receiving natural gas at two locations near Chicago. At its northern end, the pipeline system's gas supplies are received through an interconnection with Foothills Pipe Lines (Sask.) Ltd. system in Canada. The Foothills system, owned by TransCanada, is connected to TransCanada's Alberta system and the pipeline system owned by Transgas Limited in Saskatchewan. Also at the north end, the pipeline system connects to a domestic natural gas gathering system owned by Omimex Ltd. In North Dakota, our pipeline system connects with facilities of Northern Natural Gas Company at Buford, which facilities in turn are connected to Williston Basin Interstate Pipeline and the gathering system owned by Bear Paw Energy, LLC, a wholly-owned subsidiary of Northern Border Partners. In December 2003, an interconnection with a newly constructed pipeline owned by Williston Basin Interstate Pipeline near Manning, North Dakota was placed in service. The initial design capacity of the interconnect facilities is 200 mmcfd. The pipeline, with an initial design capacity of 80 mmcfd, was constructed to transport natural gas from coalbed and conventional natural gas supplies in the Powder River Basin of northeastern Wyoming and southeastern Montana as well as conventional supplies in the Rocky Mountain area. Other locations in North Dakota where we can receive gas are interconnections with Williston Basin Interstate Pipeline at Glen Ullin and Amerada Hess Corporation at Watford City and facilities of Dakota Gasification Company at Hebron. Near its terminus, the pipeline system is capable of physically receiving natural gas from Northern Illinois Gas Company at Troy Grove, Illinois and from Midwestern Gas Transmission Company, a wholly-owned subsidiary of Northern Border Partners, at Channahon, Illinois. For the year ended December 31, 2003, of the natural gas transported on our pipeline system, approximately 88% was produced in Canada, approximately 5% was produced by the Dakota Gasification plant, approximately 6% was produced in the Williston Basin and 1% from other sources.

INTERCONNECTS

         Our pipeline system connects with multiple pipelines of various interstate, intrastate and local distribution companies, as well as with end-users. These interconnects provide our shippers with access to the various natural gas markets served by those pipelines. The larger interconnections are with the pipeline facilities of:

         - Northern Natural Gas Company at Ventura, Iowa as well as multiple smaller interconnections in South Dakota, Minnesota and Iowa;

         -   Natural Gas Pipeline Company of America at Harper, Iowa;

         - MidAmerican Energy Company at Iowa City and Davenport, Iowa and Cordova, Illinois;

         -   Alliant Power Company at Prophetstown, Illinois;

         -   Northern Illinois Gas Company at Troy Grove and Minooka, Illinois;

         -   Midwestern Gas Transmission Company near Channahon, Illinois;

         -   ANR Pipeline Company near Manhattan, Illinois;

         -   Vector Pipeline L.P. in Will County, Illinois;

         -   Guardian Pipeline, L.L.C., an affiliate of Northern Border

             Partners, in Will County, Illinois;

         -   The Peoples Gas Light and Coke Company near Manhattan, Illinois;
             and

         - Northern Indiana Public Service Company near North Hayden, Indiana at the terminus of the pipeline system.

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

SHIPPERS

         The pipeline system serves more than 40 firm transportation shippers with diverse operating and financial profiles. Based upon shippers' contractual obligations, as of December 31, 2003, 94% of the firm capacity is contracted by producers and marketers. The remaining firm capacity is contracted primarily by local distribution companies (5%), and interstate pipelines (1%). As of December 31, 2003, the termination dates of these contracts ranged from March 31, 2004 to December 21, 2013, and the weighted average contract life, based upon contractual obligations, was approximately three and one-third years. All of our capacity was under contract through December 31, 2003 and, assuming no extensions of existing contracts or execution of new contracts, approximately 70% and 59% is under contract through December 31, 2004 and 2005, respectively. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview."

         Our shippers may change throughout the year as a result of our shippers utilizing our capacity release provisions that allow them to release all or part of their capacity to other shippers, either permanently for the full term of their contract or temporarily. Under the terms of our tariff, a temporary capacity release does not relieve the original contract shipper from its payment obligations if the replacement shipper fails to pay.

         For the year ending December 31, 2003, BP Canada Energy Marketing Corp. ("BP Canada"), EnCana Marketing U.S.A. Inc. ("EnCana"), and Pan Alberta Gas (U.S.) Inc. ("Pan-Alberta") collectively accounted for approximately 41% of our revenues. As of December 31, 2003, our three largest shippers were BP Canada, EnCana and Cargill Incorporated who are obligated for approximately 21%, 19% and 9%, respectively, of the contracted firm capacity. In July 2003, Cargill Incorporated completed the assignment of all the firm capacity formerly held by Mirant Americas Energy Marketing, LP, which extends for terms into 2006 and 2008. Approximately half of the capacity contracted to BP Canada and

EnCana is due to expire by November 1, 2004. During 2003, all of the contracted capacity due to expire by November 1, 2003, of which Pan - Alberta held approximately 20% was recontracted with 10 shippers. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

DEMAND FOR TRANSPORTATION CAPACITY

         Our long-term financial condition is dependent on the continued availability of economic western Canadian natural gas supplies for import into the United States. Natural gas reserves may require significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered to pipelines that interconnect with the interstate pipelines' systems. Prices for natural gas, the currency exchange rate between Canada and the United States, regulatory limitations or the lack of available capital for these projects could adversely affect the development of additional reserves and production, gathering, storage and pipeline transmission of western Canadian natural gas supplies. Increased Canadian consumption of natural gas related to the extraction process for oil sands projects as well as restrictions on gas production to protect oil sand reserves could also impact supplies of natural gas for export. Additional pipeline export capacity also could accelerate depletion of these reserves. Furthermore, the availability of export capacity could also affect the demand or value of the transport on our pipeline system.

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

         A variety of factors could affect the demand for natural gas in the markets that we serve. These factors include:

         -   economic conditions;

         -   fuel conservation measures;

         -   alternative energy requirements and prices;

         -   gas storage inventory levels;

         -   climatic conditions;

         -   government regulation; and

         - technological advances in fuel economy and energy generation devices.

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

      Throughput on our pipeline may experience seasonal fluctuations depending upon the level of winter heating load demand or summer electric generation usage in the markets we serve. However, since approximately 98% of our expected revenue is attributable to demand charges, our revenues and cash flow are not impacted materially by such seasonal throughput variations.

         We cannot predict whether these or other factors will have an adverse effect on demand for use of our pipeline system or how significant that adverse effect could be.

INTERSTATE PIPELINE COMPETITION

         We compete with other pipeline companies that transport natural gas from the western Canadian sedimentary basin or that transport natural gas to end-use markets in the midwest. Our competitive position is affected by the availability of Canadian natural gas for export, the availability of other sources of natural gas and demand for natural gas in the United States. Demand for transportation services on our system is affected by natural gas prices, the relationship between export capacity from and production in the western Canadian sedimentary basin and natural gas shipped from producing areas in the United States. Shippers of natural gas produced in the western Canadian sedimentary basin also have other options to transport Canadian natural gas to the United States, including transportation on the Alliance Pipeline, on TransCanada's pipeline system through various interconnects with U.S. interstate pipelines, including Viking Gas Transmission Company which is owned by Northern Border Partners, or to markets on the West Coast.

         The Alliance Pipeline competes directly with us in the transportation of natural gas from the western Canadian sedimentary basin to the Chicago area. Because it transports liquids-rich natural gas, the Alliance Pipeline currently has no major interconnections with other pipelines upstream of liquids extraction facilities located near Chicago. This contrasts with our pipeline system, which serves various markets through interconnections with other pipelines along its route. The Chicago market hub has absorbed the new supply from Alliance Pipeline as incremental pipeline capacity has been developed to transport natural gas from the Chicago area to other market regions.

         In addition, we compete in our markets with other interstate pipelines that provide access to other supply basins. Our major deliveries into Northern Natural Gas at Ventura, Iowa compete with gas supplied from the Rockies, and mid-continent regions. We also compete with these supply basins at our delivery interconnect with Natural Gas Pipeline at Harper, Iowa. In the Chicago area, we compete with many interstate pipelines that transport gas from the Gulf Coast, mid-continent, Rockies and western Canada.

FERC REGULATION

         We are subject to extensive regulation by the FERC as a "natural gas company" under the Natural Gas Act. Under the Natural Gas Act and the Natural Gas Policy Act, the FERC has jurisdiction with respect to virtually all aspects of our business, including:

    -   transportation of natural gas;

    -   rates and charges;

    -   construction of new facilities;

    -   extension or abandonment of service and facilities;

    -   accounts and records;

    -   depreciation and amortization policies;

    -   the acquisition and disposition of facilities; and

    -   the initiation and discontinuation of services.

         Where required, we hold certificates of public convenience and necessity issued by the FERC covering our facilities, activities and services. Under Section 8 of the Natural Gas Act, the FERC has the power to prescribe the accounting treatment for items for regulatory purposes. Our books and records may be periodically audited by the FERC under Section 8. We were notified in November 2002 that we were one of the companies selected by the FERC to undergo an industry-wide audit of FERC-assessed annual charges. The overall audit objective was to determine compliance with FERC accounting requirements and regulations as they relate to the calculation and assessment of annual charges by validating the accuracy of the data filed annually with the FERC. The audit covered the period of January 1, 2001 to December 31, 2001. On April 10, 2003, the FERC issued its final report that found we were in compliance.

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

         Transportation rates are established periodically in FERC proceedings known as rate cases. Under our tariff, we are allowed to charge for our services on the basis of stated transportation rates established in our 1999 rate case. We may also provide services under negotiated and discounted rates. Firm shippers that contract for the stated transportation rate are obligated to pay a monthly demand charge, regardless of the amount of natural gas they actually transport, for the term of their contracts. Approximately 98% of the revenue generated is attributed to demand charges. The remaining 2% of the agreed upon revenue level is attributed to commodity charges based on the volumes of gas actually transported.

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

         Until new depreciation rates are approved by the FERC, we continue to depreciate our transmission plant at the FERC approved annual depreciation rate. Our annual depreciation rate on transmission plant in service is 2.25%. In order to avoid a decline in transportation rates set in future rate cases as a result of accumulated depreciation, we must maintain or increase our rate base by acquiring or constructing assets that replace or add to existing pipeline facilities or by adding new facilities.

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

         We also provide interruptible transportation service. Interruptible transportation service is transportation in circumstances when capacity is available after satisfying firm service requests. The maximum rate that may be charged to interruptible shippers is the sum of the firm transportation maximum demand and commodity charges. From the settlement of the 1999 rate case through October 31, 2003, we shared net interruptible transportation service revenue and any new services revenue on an equal basis with our firm shippers, however, we were permitted to retain revenue from interruptible transportation service to offset any decontracted firm capacity. Beginning November 1, 2003, we retain all revenues from these services.

         We are subject to the requirements of the FERC Order Nos. 497 and 566, which prohibit preferential treatment by interstate natural gas pipelines of their marketing affiliates and govern how information may be provided to those marketing affiliates. On November 25, 2003, the

FERC issued a final rule, Order No. 2004, adopting new standards of conduct for transmission providers when dealing with their energy affiliates. All transmission providers must comply with the standards of conduct by June 1, 2004. The standards of conduct are designed to prevent transmission providers from giving undue preference to any of their energy affiliates. The final rule generally requires that transmission function employees operate independently of the marketing function employees and energy affiliates. As required of all transmission providers, we posted a compliance plan to our website on February 9, 2004. By definition, two of our energy affiliates are Bear Paw Energy, LLC and Crestone Energy L.L.C., both of which are gathering companies owned by Northern Border Partners. Our operator, Northern Plains, provides after hours and weekend gas control services for Bear Paw and Crestone that results in some cost savings to us. We have requested a waiver to permit Northern Plains to continue to provide after hours and weekend gas control services for Bear Paw Energy and Crestone. If the waiver is not granted, the cost to maintain gas control for us will increase slightly. Several parties have filed for rehearing on a number of issues, including whether gathering companies should be included in the definition of energy affiliate.

         On August 1, 2002, the FERC issued a Notice of Proposed Rulemaking regarding the regulation of cash management practices of the natural gas and other companies that it regulates. On June 26, 2003, the FERC issued an interim rule in that proceeding that amended its regulations to provide for documentation requirements for cash management programs and to implement new reporting requirements. Specifically, under the interim rule, all cash management agreements between regulated entities and their affiliates must be in writing, must specify the duties and responsibilities of cash management participants and administrators, must specify the methods for calculating interest and for allocating interest income and expense, and must specify any restrictions on deposits or borrowings by participants. A FERC-regulated entity must file with the FERC any cash management agreements to which it is a party, as well as any subsequent changes to such agreements. In addition, a FERC-regulated entity must notify the FERC when its equity component of proprietary capital ratio falls below 30%. We do not have a cash management agreement nor are we required to have one and the FERC was notified. We do not expect that the FERC policy will have an impact on our cash management practices.

         On July 17, 2002, the FERC issued a Notice of Inquiry Concerning Natural Gas Pipeline Negotiated Rate Policies and Practices. Subsequently, the FERC issued an order on July 25, 2003, modifying its prior policy on negotiated rates. The FERC ruled that it would no longer permit the pricing of negotiated rates based upon natural gas commodity price indices. Negotiated rates based upon such indices may continue until the end of the contract period for which such rates were negotiated, but such rates will not be prospectively approved by FERC. FERC also imposed certain requirements on other types of negotiated rate transactions to ensure that the agreements embodying such transactions do not materially differ from the terms and conditions set forth in the tariff of the pipeline entering into the transaction. Since our business does not derive a significant amount of our revenues from negotiated rate transactions, this FERC ruling is not expected to have a material effect on our business.

         Recent FERC orders in proceedings involving other natural gas pipelines have addressed certain aspects of the pipelines' creditworthiness provisions set forth in their tariffs. In addition, industry groups, such as the North American Energy Standards Board ("NAESB"), are studying creditworthiness standards. On February 12, 2004, the FERC issued a Notice of Proposed Rulemaking to require interstate pipelines to follow standardized procedures for determining the creditworthiness of their shippers. The proposed rule would incorporate by reference ten consensus standards passed within NAESB and would adopt additional standards requiring, among other things, standardization of information shippers provide to establish credit, collateral requirements for service, procedures for suspension and termination for non-creditworthy shippers and procedures governing capacity release transactions. Comments are due on the proposed rule by March 26,2004. Recent FERC orders, and this proposed rule, support greater collateral requirements for credit on shippers for the construction of new facilities by a pipeline. The enactment of some of these standards may have the effect of easing certain creditworthiness requirements and parameters currently reflected in our tariff. Recent FERC orders have indicated, however, that pipelines are free to negotiate credit terms relative to the construction of new facilities by a pipeline, which are then effective for the term of the contract and are not superceded by tariff provisions once the facilities are completed. However, we cannot predict the ultimate impact, if any, on us of any resulting final rule.

         In February 2004, the FERC adopted new quarterly financial reporting requirements and accelerated the filing date for interstate pipeline's annual financial report. The quarterly reports will include a basic set of financial statements and other selected data and will be submitted electronically. For 2004, each quarterly report will be due approximately 70 days following the end of the quarter except for the first quarter report which is due on or before July 9, 2004. Subsequent reports will be due 60 days after the end of each quarter. The annual report, previously required to be filed each year on or before April 30, will be required on or before April 25, 2005 for 2004 and on April 18 thereafter. No impact is anticipated for complying with these requirements other than the time and additional expenses for preparation of these reports.

         From time to time, we file to make changes to our tariff to clarify provisions, to reflect current industry practices and to reflect recent FERC rulings. In February 2003, we filed to amend the definition of company use gas, which is gas supplied by our shippers for the operation of our compressor stations, to clarify the language by adding detail to the broad categories that comprise company use gas. However, in its March 2003 order, the FERC directed us to cease collecting electric costs through our company use gas provisions and to refund with interest, within 90 days, all electric costs that had been collected through our company use gas provisions. Refunds of approximately $10 million were made in May 2003.

         In August 2003 we filed revised tariff sheets to clarify our procedures for the awarding of capacity. Several parties protested the filing. One party requested a show cause proceeding to examine past tariff practices alleging that we had violated our tariff by denying a service request that would have involved a short distance for less than one year. On September 10, 2003, the FERC rejected our tariff sheets based upon the conclusion that certain aspects of the proposal were not in accordance with Commission policy. The FERC did affirm that, up to ninety days prior to the effective date, we had the right not to sell capacity requested for short distances or on a short-term basis. We filed a timely request for rehearing of the Commission's Order in October 2003 which is still pending. We also filed responses to requests for further information on the award of capacity in the summer of 2003. We filed our compliance tariff sheets in early December 2003 and are awaiting a Commission decision on these tariff sheets. Our tariff sheets and the final orders to be entered in this proceeding will impact how we award available capacity. With contracts expiring before November 1, 2004, if timely bids for one year of service or longer on the entire transportation path available are not received, we may potentially be required to accept bids for shorter distances that may result in creating segments of capacity of minimal value.

         In March 2004, we filed tariff sheets to implement two balancing services to assist deliveries at variable load points, such as electrical generation plant. We also filed with the FERC certain agreements for third party balancing which we believe are administrative in nature and which will be terminated upon approval of the new balancing services. Under current orders and rulings in other proceedings before the FERC, it is unclear whether these agreements would be deemed non-conforming. However, we do not expect that orders on these tariff sheets and agreements will have a material adverse impact on our business.

ENVIRONMENTAL AND SAFETY MATTERS

         Our operations are subject to federal, state and local laws and regulations relating to safety and the protection of the environment, which include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, Clean Air Act, as amended, the Clean Water Act, as amended, the Natural Gas Pipeline Safety Act of 1969, as amended, the Pipeline Safety Act of 1992 and the Pipeline Safety Improvement Act of 2002.

         The Pipeline Safety Improvement Act ("Act") of 2002 was signed into law in December 2002, providing guidelines for interstate pipelines in the areas of risk analysis and integrity management, public education programs, verification of operator qualification programs and filings with the National Pipeline Mapping System. The Act requires pipeline companies to perform integrity assessments on pipeline segments that exist in high population density areas or near specifically identified sites that are designated as high consequence areas. Pipeline companies are required to perform the integrity assessments within ten years of the date of enactment and must perform subsequent integrity assessments on a seven-year cycle. At least 50% of the highest risk segments must be assessed within five years of the enactment date. In addition, within one year of enactment, the pipeline's operator qualification programs, in force since the mandatory compliance date of October 2002, must also conform to standards provided by the Department of Transportation. The regulations implementing the Act are not yet final. Rules on integrity management, direct assessment usage, and the operator qualification standards have been issued. We have made the required filings with the National Pipeline Mapping System and have reviewed and revised our public education program. Compliance with the Act is expected to increase our operating costs particularly related to integrity assessments for our pipeline. As required, we have developed an overall plan for pipeline integrity management. Detailed analysis is being performed to determine the priorities and costs for inspecting and testing our pipeline. However, the plan will be modified as a result of the findings noted and could result in additional assessment or remediation costs. Although we expect to include these costs in future rate case filings, total recovery is not assured. Presently we expect our costs for 2004 for integrity assessments to be approximately $0.5 million.

         Although we believe that our operations and facilities are in general compliance in all material respects with applicable environmental and safety regulations, risks of substantial costs and liabilities are inherent in pipeline operations, and we cannot provide any assurances that we will not incur such costs and liabilities. Moreover, it is possible that other developments, such as the enactment of increasingly strict environmental and safety laws, regulations and enforcement policies by Congress, the FERC, the Department of Transportation and other federal agencies, state regulatory bodies and the courts, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us. If we are unable to recover such resulting costs, earnings and cash distributions could be adversely affected.

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

         In 1980, we entered into a pipeline right-of-way lease with the Fort Peck Tribal Executive Board, for and on behalf of the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation ("Tribes"). This pipeline right-of-way lease, which was approved by the Department of the Interior in 1981, granted to us the right and privilege to construct and operate our pipeline on certain tribal lands. This pipeline right-of-way lease expires in 2011. See Item 3. "Legal Proceedings".

         In conjunction with obtaining a pipeline right-of-way lease across tribal lands located within the exterior boundaries of the Fort Peck Indian Reservation, we also obtained a right-of-way across allotted lands located within the reservation boundaries. Most of the allotted lands are subject to a perpetual easement either granted by the Bureau of Indian Affairs ("BIA") for and on behalf of individual Indian owners or obtained through condemnation. Several tracts are subject to a right-of-way grant that has a term of 15 years, expiring in 2015.

ITEM 3.   LEGAL PROCEEDINGS

         On July 31, 2001, the Tribes of the Fort Peck Indian Reservation filed a lawsuit in Tribal Court against us to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of our properties within the Fort Peck Indian Reservation. We and the Tribes, through a mediation process, reached a settlement in principle on pipeline right-of-way lease and taxation issues. Final documentation has been completed and is subject to the approval of the BIA which the parties believe will be obtained in the very near term. This settlement grants to us, among other things, (i) an option to renew the pipeline right-of-way lease upon agreed terms and conditions on or before April 1, 2011 for a term of 25 years with a renewal right for an additional 25 years; (ii) a present right to use additional tribal lands for expanded facilities; and (iii) release and satisfaction of all tribal taxes against us. In consideration of this option and other benefits, we will pay a lump sum amount of $5.9 million and an annual amount of approximately $1.5 million beginning April 2004. We intend to seek regulatory recovery of the costs resulting from the settlement. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Information Regarding Forward-Looking Statements."

         See Item 1. "Business - FERC Regulation" for a discussion on the proceeding before the FERC.

         We are not currently parties to any other legal proceedings that, individually or in the aggregate, would reasonably be expected to have a material adverse impact on our results of operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during 2003.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The general partnership interests of Northern Border Pipeline Company are not traded in an established public market. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

         In December 2003, our management committee voted to (i) issue equity cash calls to our general partners in the total amount of $130 million in early 2004 and $90 million in 2007; (ii) fund future growth capital expenditures with 50% equity capital contributions from our general partners; and (iii) change our cash distribution policy to be effective January 1, 2004, when cash distributions will be based upon 100% of distributable cash flow as determined from the Company's financial statements as earnings before interest, taxes, depreciation and amortization less interest expense and less maintenance capital expenditures, until January 1, 2008 when the cash distribution policy will be adjusted to maintain a consistent capital structure. Under the previous cash distribution policy, approximately $28-$30 million was retained annually by us to periodically repay outstanding bank debt. The additional equity contributions in 2004 will be utilized to fully repay our existing bank debt and thereby reduce our debt leverage in light of existing business conditions. Upon repayment of the existing bank debt, our next scheduled debt maturity is May 2007. Pursuant to a cash call in January 2004, Northern Border Partners and TC PipeLines contributed $45.5 million and $19.5 million, respectively, to us to be used to repay a portion of our existing indebtedness under the 2002 Pipeline Credit Agreement.

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

                                                                   YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------
                                       2003             2002              2001             2000              1999
                                    ----------       ----------        ----------       ----------        ----------
INCOME DATA:
Operating revenues, net             $  324,185       $  321,050        $  313,088       $  311,022        $  298,347
Operations and
   maintenance                          43,791           41,442            33,695           41,548            38,708
Depreciation and
   amortization                         57,779           58,714            57,516           57,328            51,908
Taxes other than income                 29,634           28,436            25,636           27,979            30,320
Regulatory credit                            -                -                 -                -                 -
                                    ----------       ----------        ----------       ----------        ----------
   Operating income                    192,981          192,458           196,241          184,167           177,411
Interest expense, net                   44,857           51,525            55,351           65,161            60,214
Other income (expense)                      76            1,786              (432)           8,058             1,363
                                    ----------       ----------        ----------       ----------        ----------
Net income to partners              $  148,200       $  142,719        $  140,458       $  127,064        $  118,560
                                    ==========       ==========        ==========       ==========        ==========
CASH FLOW DATA:
Net cash provided by
   operating activities             $  193,270       $  224,356        $  197,322       $  175,967        $  171,466
Capital expenditures                    12,918            9,243            54,659           15,523           101,678
Distributions to
   partners                            153,978          164,126           143,032          134,904           127,163

BALANCE SHEET DATA
   (AT END OF YEAR):
Property, plant
   and equipment, net               $1,591,755       $1,635,961        $1,685,665       $1,686,992        $1,731,394
Total assets                         1,691,309        1,740,037         1,751,869        1,768,505         1,796,691
Long-term debt,
   including current
   maturities                          821,498          848,906           863,666          863,267           900,459
Partners' equity                       802,438          809,772           833,594          826,995           834,835

OTHER FINANCIAL DATA:
Ratio of earnings to
   fixed charges (1)                       4.3              3.8               3.5              2.9               3.0

OPERATING DATA:
Natural gas delivered
   (millions of cubic
    feet)                              849,920          838,736           820,851          852,674           834,833
Average throughput
   (millions of cubic
    feet per day)                        2,396            2,369             2,312            2,400             2,353

--------------------
(1) "Earnings" means the sum of pre-tax income from continuing operations and fixed charges. "Fixed charges" means the sum of (a) interest expensed and capitalized; (b) amortized premiums, discounts and capitalized expenses related to indebtedness; and (c) an estimate of interest within rental expenses.

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

OVERVIEW

         For Northern Border Pipeline, there are several major business drivers. First, a healthy long-term supply outlook is critical. Because the primary source of gas supply that is transported on our pipeline system is in the western Canadian sedimentary basin, western Canadian supply trends are particularly important to us. The current outlook for western Canadian supply looks stable for the foreseeable future however production has exceeded new reserve addition in recent years. Increased Canadian consumption related to the extraction process for oil sands projects as well as restrictions on gas production to protect oil sand reserves could also impact supplies of natural gas for export. The supply outlook may be significantly enhanced over time by new proposed Alaskan and Mackenzie Delta supplies reaching the western Canadian pipeline grid potentially beginning by the end of this decade.

         Natural gas markets are also critical to our financial performance. Our pipeline system serves natural gas markets in the upper midwestern area of the United States and accesses a major trading hub in the Chicago area. Market growth has been steady with both heating load growth and direct end-user growth such as power plants and ethanol plants. However, competitive pipeline projects may have a negative impact on our profitability.

         We charge fees for transportation, which are primarily fixed and are based on the amount of capacity reserved by each shipper. Contracting with shippers to reserve the available pipeline capacity as existing contracts expire is a critical factor in our success. The weighted average life of our contracts as of December 31, 2003 was approximately three and one third years. During 2003, we were successful in recontracting, at maximum rates, all the capacity under contracts that expired on or before November 2003.

         The composition of natural gas affects the volume of natural gas that is transported through a pipeline system. Beginning in 2000, the energy content of natural gas that we receive at the Canadian border has declined modestly from 1,023 British Thermal Units (Btus) per cubit foot (cf) to 1,005 Btus/cf. Our transportation contracts in conjunction with our tariff define both the volume and equivalent Btu value of the gas to be transported. A reduction in the Btu level results in a higher volume of natural gas to be transported to meet an overall equivalent Btu value of the gas. The Btu level decline that is being experienced is primarily the result of greater processing capacity in Alberta, Canada. The change has caused us to reduce our available capacity by almost 2 percent to be able to maintain our high standard of system reliability for our customers. Although Btu levels could theoretically go lower, we believe the Btu level will stabilize near the current level of 1,005 Btus/cf.

         As was the case last year, we are in re-contracting discussions with our customers for contracts that will expire prior to November 1, 2004, which represents approximately 30% of our system capacity. The value of capacity on interstate pipelines is driven by supply and demand conditions. In particular, the relationship between gas prices in Canada and prices in the midwestern U.S. markets will determine the underlying value of transportation. The current gas balance in western Canada is such that our transportation has been commercially attractive for available supply that is not consumed within western Canada or committed to transportation capacity on other pipelines reaching downstream markets. To maintain an adequate gas balance in western Canada, production will need to grow moderately in the future to meet anticipated demand primarily driven by gas consumption in the extraction and processing associated with Canadian oil sands development. Canada holds an estimated 1.6 trillion barrels of bitumen reserves. Bitumen, after it is extracted from sand, can be upgraded to synthesized crude oil through several processes. The extraction and processing of bitumen require significant quantities of natural gas. We do not know how many of the announced oil sands development projects will be approved and constructed but the demand for transportation on our pipeline systems could be affected adversely by the additional competition for Canadian gas supply that would result.

         We continue to work with producers and marketers to develop the contractual support for a new proposed 300-mile pipeline project, the Bison Pipeline, to connect the coal bed methane reserves in the Powder River Basin to markets served by us. We intend to hold a new open season for the Bison Pipeline when production increases to levels that we believe will support the project. If sufficient interest commitments are received, we will pursue regulatory approvals.

         We will continue to focus on safe, efficient, and reliable operations and the further development of our pipeline. We are working to maintain our position as a low cost transporter of Canadian gas to the midwestern U.S. and provide highly valued services to our customers. Growth may occur through incremental projects intended to access new markets or supply areas and supported by long-term contracts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Certain amounts included in or affecting our Financial Statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that gave rise to the revision become known.

         Our significant accounting policies are summarized in Note 2 - Notes to Financial Statements included elsewhere in this report. Certain of our accounting policies are of more significance in our financial statement preparation process than others. Our accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. We continually assess whether the regulatory assets are probable of future recovery by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, we would be required to write-off the regulatory assets at that time. At December 31, 2003, we have reflected regulatory assets of $8.2 million, which are being recovered from our shippers over varying periods of time.

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

         Our accounting for financial instruments is in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At December 31, 2003, our balance sheet included assets from derivative financial instruments of $16.6 million.

RESULTS OF OPERATIONS

         Our net income to partners was $148.2 million in 2003, compared to net income of $142.7 million in 2002 and $140.5 million in 2001. Our 2003 operating results benefited from increased operating revenues from Northern Border Pipeline's Order 637 Compliance filing which went into effect October 1, 2003 and the ability to enter into short-term contracts effective November 1, 2003, the re-contracting of capacity previously held by Enron North America Corp. ("ENA"), and reductions in interest expense due to lower interest rates. Partially offsetting these increases to our operating results were higher operations and maintenance expenses for 2003 as compared to 2002. Our increase in net income in 2002 over 2001 resulted from reductions in interest rates, which reduced our interest expense for 2002 as compared to 2001. In addition we realized increased operating revenues in 2002 resulting from Project 2000, our pipeline expansion and extension placed in service in October 2001. Our 2001 results were reduced by reserves for uncollectible receivables.

         Operating revenues were $324.2 million in 2003, $321.1 million in 2002 and $313.1 million in 2001. The $3.1 million increase in operating revenues in 2003 over 2002 resulted primarily from additional revenues of approximately $1.8 million related to the re-contracted capacity of ENA contracts. ENA filed for Chapter 11 bankruptcy protection in December 2001 (see "The Impact Of Enron's Chapter 11 Filing On Our Business"). In addition we recognized revenues from our ability to now offer short-term firm contracts and also transportation service beyond a shipper's contracted transportation path. The increase in operating revenues in 2002 over 2001 was primarily due to additional revenues of approximately $10.3 million associated with the completion of Project 2000 in October 2001. The impact of the additional revenues associated with Project 2000 was partially offset by uncollected revenues associated with the transportation capacity formerly held by ENA. For 2002, the revenues lost on this capacity totaled approximately $1.8 million.

         Operations and maintenance expenses were $43.8 million in 2003, $41.4 million in 2002 and $33.7 million in 2001. The 2003 expense included a $3.1 million charge for our allocation from Northern Plains related to the Enron cash balance plan under funding (see "The Impact of Enron's Chapter 11 Filing On Our Business"). In 2003, we also had increases in salaries and benefits, rights-of-way damages, and telecommunication expenses offset by decreases in electric power costs, as compared to 2002. The 2002 expense included a $10.0 million reserve for costs associated with the treatment of previously collected quantities of natural gas used in utility operations to cover electric power costs. The FERC ordered refunds for these costs in 2003 (see "FERC Regulation"). The 2002 expense also included an increase in regulatory commission expense, and decreases in employee benefit expense, administrative expense, and bad debt expense as compared to 2001.

         Depreciation and amortization expense was $57.8 million in 2003, $58.7 million in 2002 and $57.5 million in 2001. The decrease from 2002 to 2003 primarily reflects asset retirements. The increase between 2001 and 2002 reflects additional expense for the assets related to Project 2000 placed in service in October 2001.

         Taxes other than income were $29.6 million in 2003, $28.4 million in 2002 and $25.6 million in 2001. The increase in 2003 from 2002 is due primarily to a refund received in 2002 from Minnesota for previously paid use taxes resulting from a ruling by the Minnesota Supreme Court. The increase in taxes other than income in 2002 from 2001 was due primarily to adjustments to ad valorem taxes. We periodically review and adjust our estimates of ad valorem taxes. Reductions to previous estimates in 2001 exceeded reductions to previous estimates in 2002 by approximately $2.1 million.

         Interest expense was $44.9 million in 2003, $51.5 million in 2002 and $55.4 million in 2001. Interest expense for both 2003 and 2002 decreased from prior year levels due to a decrease in our average interest rate as well as a decrease in our average debt outstanding. The 2001 results included $0.9 million of interest expense capitalized primarily related to the construction of Project 2000 facilities.

         Other income (expense) was $0.1 million in 2003, $1.8 million in

2002 and ($0.4 million) in 2001. In 2003, we recorded expense of approximately $0.6 million for a repayment of amounts previously received for vacated microwave frequency bands, interest expense of $0.3 million due to the FERC ordered refunds of electric power costs and $0.2 million of interest income received related to a sales tax refund on exempt purchases. The amount for 2002 includes approximately $0.6 million for amounts received for previously vacated microwave frequency bands and income of $0.2 million due to a reduction in reserves previously established. The amount for 2001 includes a charge of approximately $1.5 million for an uncollectible receivable from a telecommunications company that had purchased excess capacity on our communication system and a $0.7 million charge for reserves established. We recorded an allowance for equity funds used during construction of $0.9 million in 2001 primarily due to the construction of Project 2000 facilities.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF CERTAIN CONTRACTUAL OBLIGATIONS

                                              Payments Due by Period
                                  -------------------------------------------
                                  Less Than                            After
                         Total     1 Year    1-3 Years    4-5 Years   5 Years
                        -----------------------------------------------------
                                          (In Thousands)
Senior Notes due 2007    225,000         -    225,000            -          -
Senior Notes due 2009    200,000         -          -      200,000          -
Senior Notes due 2021    250,000         -          -            -    250,000
Credit Agreement due
  2005                   131,000         -    131,000            -          -
Operating Leases (a)      19,254     5,757      4,784        4,784      3,929
                        --------   -------   --------     --------   --------

Total                   $825,254   $ 5,757   $360,784     $204,784   $253,929
                        ========   =======   ========     ========   ========

(a)  See Note 7 - Notes to Financial Statements.

DEBT AND CREDIT FACILITIES

         We entered into a $175 million three-year credit agreement ("2002 Pipeline Credit Agreement") with certain financial institutions in May 2002. The 2002 Pipeline Credit Agreement replaced a previous credit agreement. The 2002 Pipeline Credit Agreement is to be used to refinance existing indebtedness and for general business purposes. At December 31, 2003, $131 million was outstanding under the 2002 Pipeline Credit Agreement at an average interest rate of 1.95%. The 2002 Pipeline Credit Agreement requires the maintenance of a ratio of EBITDA (net income plus interest expense, income taxes and depreciation and amortization) to interest expense of greater than 3 to 1. The 2002 Pipeline Credit Agreement also requires the maintenance of the ratio of indebtedness to EBITDA of no more than 4.5 to 1. At December 31, 2003, we were in compliance with these covenants.

         At December 31, 2002, we had outstanding $65 million of Series D Senior Notes issued in a $250 million private placement under a July 1992 note purchase agreement. The Series D Senior Notes matured in August 2003. We borrowed under the 2002 Pipeline Credit Agreement to repay the Series D Senior Notes.

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

         We entered into interest rate swap agreements with notional amounts totaling $225 million in May 2002. Under the interest rate swap agreements, we make payments to counter parties at variable rates based on the London Interbank Offered Rate and in return receive payments based on a 6.25% fixed rate. The swaps were entered into to hedge the fluctuations in the market value of the 2002 Pipeline Senior Notes. At December 31, 2003, the average effective interest rate on our interest rate swap agreements was 2.31%.

           Short-term liquidity needs will be met by operating cash flows and through the 2002 Pipeline Credit Agreement. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash flows provided by operating activities were $193.3 million in 2003, $224.4 million in 2002 and $197.3 million in 2001. The $31.1 million decrease in 2003 from 2002 was primarily due to the payment of the FERC ordered refunds related to the electric power costs and the discontinuance of certain shipper transportation prepayments. The $27.1 million increase in 2002 from 2001 was primarily due to an increase in operating revenues and the impact of rate case refunds in 2001. In 2001, we realized net cash outflows of approximately $4.7 million related to our rate case refunds. During the first quarter of 2001, we made refunds to our shippers totaling $6.8 million, which included approximately $2.1 million collected in the first quarter of 2001 with the remainder collected previously.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash used in investing activities was $12.9 million for 2003 as compared to $9.2 million for 2002 and $54.7 million for 2001. The 2003, 2002 and 2001 amounts include $0.9 million, $0.3 million and $49.0 million, respectively, for Project 2000. The remaining capital expenditures for 2003, 2002 and 2001 were primarily related to renewals and replacements of existing facilities.

         Total capital expenditures for 2004 are estimated to be $14 million primarily related to renewals and replacements of existing facilities. We currently anticipate funding our 2004 capital expenditures primarily by borrowing on our credit facility and using operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows used in financing activities were $177.0 million for the year ended December 31, 2003 as compared to $200.8 million for the same period in 2002 and $160.7 million for the same period in 2001. Distributions to our partners were $154.0 million, $164.1 million and $143.0 million for 2003, 2002 and 2001, respectively. The decrease from 2002 to 2003 in distributions was primarily due to the impact of the electric power refunds ordered by FERC on March 27, 2003. The increase from 2001 to 2002 in distributions was primarily due to our improved operating results.

         For 2003, 2002 and 2001, our borrowings on long-term debt totaled $142.0 million, $431.9 million and $385.4 million, respectively, which were primarily used to repay previously existing indebtedness. For 2002, we received net proceeds from the 2002 Pipeline Senior Notes of approximately $223.5 million. The net proceeds from the issuance of the 2001 Pipeline Senior Notes totaled approximately $247.2 million in 2001. Our borrowings under our credit agreements were $131.0 million in 2003, $207.0 million in 2002 and $136.0 million in 2001. Total payments on debt were $165.0 million, $468.0 million and $374.0 million in 2003, 2002 and 2001, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," and EITF No. 00-21 "Revenue Arrangements with Multiple Deliverables." See Note 9 - Notes to Financial Statements.

THE IMPACT OF ENRON'S CHAPTER 11 FILING ON OUR BUSINESS

         On December 2, 2001, Enron filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Certain wholly owned Enron subsidiaries also filed for Chapter 11 bankruptcy protection on December 2, 2001 and thereafter. We have not filed for bankruptcy protection. Northern Plains, Pan Border and Northwest Border are our general partners. Each of Northern Plains and Pan Border are wholly owned subsidiaries of Enron, and Northwest Border is a wholly owned subsidiary of TransCanada. Northern Plains and Pan Border were not among the Enron companies filing for Chapter 11 protection.

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

         On June 25, 2003, Enron announced the organization of CrossCountry Energy Corp., a newly formed holding company, to hold, among other assets, Enron's ownership interest in Northern Plains and Pan Border. The motion filed in Bankruptcy Court to approve the proposed transfer of those ownership interests was approved on September 25, 2003. An amended order on December 18, 2003 made the approval applicable to CrossCountry Energy, LLC ("CrossCountry"). In connection with the closing, CrossCountry and Enron will enter into a transition services agreement pursuant to which Enron will provide to CrossCountry, on an interim, transitional basis, various services, including but not limited to (i) information technology services, (ii) accounting system usage rights and administrative support (iii) contract management and purchasing support services (iv) corporate secretary services, and (v) payroll, employee benefits and administrative services. In turn, these services are provided to us through Northern Plains.

         On January 9, 2004, the Bankruptcy Court approved as complete the amended joint Chapter 11 plan and related disclosure statement ("Chapter 11 Plan"). The Chapter 11 Plan has been submitted to the creditors for approval. Several creditors have filed objections to the Chapter 11 Plan, including Pension Benefit Guaranty Corporation ("PBGC"). The Bankruptcy Court has scheduled a hearing for April 20, 2004 on the approval. Under the Chapter 11 Plan, it is anticipated that if CrossCountry is not sold to a third party, as permitted by the Chapter 11 Plan, its shares would be distributed directly or indirectly to creditors of the debtors.

         Enron's filing for bankruptcy protection has impacted us. At the time of the filing of the bankruptcy petition, we had a number of contractual relationships with Enron and its subsidiaries. Northern Plains provided and continues to provide operating and administrative services for us. Northern Plains has continued to meet its operational and administrative service obligations under the existing agreement, and we believe it will continue to do so.

         ENA, a wholly owned subsidiary of Enron that is in bankruptcy, was a party to transportation contracts which obligated ENA to pay for 3.5% of our capacity. In 2002, ENA rejected and terminated all of its contracts on us. We filed claims against ENA for damages for breach of contract and other claims. These claims are unsecured claims against Enron and ENA's bankruptcy estate. We are uncertain regarding the ultimate amount of damages for breach of contract or other claims that we will be able to establish in the bankruptcy proceeding, and we cannot predict the amounts that we will collect or the timing of collection. We believe, however, that any such delay in collecting or failure to collect will not have a material adverse effect on our financial condition.

         On December 31, 2003, Enron filed a motion seeking approval of the Bankruptcy Court to provide additional funding to, and for authority to terminate the Enron Corp. Cash Balance Plan ("Plan") and certain other defined benefit plans of Enron's affiliated in 'standard terminations' within the meaning of Section 4041 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Such standard terminations would satisfy all of the obligations of Enron and its affiliates with respect to funding liabilities under the Plan. In addition, a standard termination would eliminate the contingent claims of the PBGC) against Enron and its affiliates with respect to the funding liabilities under the Plan. On January 30, 2004, the Bankruptcy Court entered an order authorizing termination, additional funding and other actions necessary to effect the relief requested. Pursuant to the Bankruptcy Court order, any contributions to the Plan are subject to the prior receipt of a favorable determination by the Internal Revenue Service that the Plan is tax-qualified as of the date of termination. In addition, the Bankruptcy Court order provides that the rights of PBGC and others to assert that their filed claims have not been released or adjudicated as a result of the Bankruptcy order and Enron and all other interested parties retained the right to assert that such claims had been adjudicated or released.

         Enron management has informed Northern Plains that it will seek funding contributions from each member of its ERISA controlled group of corporations that employs or employed individuals who are, or were, covered under the Plan. Northern Plains has advised us that it is a member controlled group of corporations of Enron that employs, or employed, individuals who are, or were, covered under the Plan and that an amount of approximately $3.1 million has been estimated for our share of Northern Plains' proportionate share of the up to $200 million estimated termination costs authorized by the Bankruptcy Court order. Under the operating agreement with Northern Plains, these increased costs may be our responsibility. We have accrued this amount to satisfy claims of reimbursement for these termination costs. While the final amounts have not been determined, we believe this accrual is adequate to cover the allocation of these costs to us.

         Enron is the grantor of the Enron Gas Pipeline Employee Benefit Trust (the "Trust"), which when taken together with the Enron Corp. Medical Plan for Inactive Participants (the "Medical Plan") constitutes a "voluntary employees' beneficiary association" or "VEBA" under Section 501(c)(9) of the Internal Revenue Code. In October 2002, Northern Plains was advised that Enron had notified the committee that has administrative and fiduciary oversight related to the Trust and the Medical Plan, that Enron had made the determination to begin necessary steps to partition the assets of the Trust and the related liabilities of the Medical Plan among all of the participating employers of the Trust. The Trust was established as a regulatory requirement for inclusion of certain costs for post-employment medical benefits in the rates established for the affected pipelines, including us. Enron requested the enrolled actuary to prepare an analysis and recommendation for the allocation of the Trust's assets and associated liabilities among all the participating employers. On July 22, 2003, Enron sought approval of the Bankruptcy Court to terminate the Trust and to distribute its assets among certain identified pipeline companies, one being Northern Plains. If Enron's relief as requested is granted, Northern Plains would assume retiree benefit liabilities, estimated as of June 30, 2002, of $1.9 million with an asset allocation of $0.8 million. An objection to the motion has been filed and no hearing date has been set. An additional actuary has been engaged by Enron to review the analysis and recommendations for allocations. There can be no assurances that the allocation of liabilities and assets will not change from those set forth in the motion.

         Enron's filing for bankruptcy protection and related developments have had other impacts on our business and management. Numerous shareholder and employee class action lawsuits have been initiated against Enron, its former independent accountants, legal advisors, executives, and board members. Enron has received several requests for information from different federal and state agencies, including the FERC, and committees of the United States House of Representatives and Senate. Some of the information requested from Enron may include information about us. While we have not been subject to these investigations or lawsuits, it is possible that in the documentation production by Enron and others, confidential proprietary or commercially sensitive information concerning us may have been produced. It is also possible that some of this information may be made available to the public.

         While Northern Plains and Pan Border have not filed for Chapter 11 bankruptcy protection, their stock is owned by Enron, which is in bankruptcy. As noted above, Enron could sell its interest in Northern Plains and/or Pan Border, or take other action with respect to their investment in us. Enron could also cause Northern Plains and Pan Border to file for bankruptcy protection. We have had no indication from Enron that it intends to cause such companies to file for bankruptcy protection.

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

         Northern Plains also serves as our operator. If Northern Plains were to file for bankruptcy protection, it could potentially be removed as operator. Our credit agreement provides that it would be an event of default there under if Northern Plains were replaced as operator without the consent of the lenders there under.

         Other than the items identified above, we are not aware of any claims made against us that arise out of the Enron bankruptcy cases. We continue to monitor developments at Enron, to assess the impact on us of our existing agreements and relationships with Enron and its subsidiaries, and to take appropriate action to protect our interests.

PUBLIC UTILITY HOLDING COMPANY ACT ("PUHCA") REGULATION

         Besides its ownership in Northern Plains and Pan Border, all of the common stock of Portland General Electric Company ("PGE") is owned by Enron. As the owner of PGE's common stock, Enron is a holding company for purposes of the Public Utility Holding Company Act of 1935 ("PUHCA"). Following Enron's acquisition of PGE in 1997, Enron annually filed a statement claiming an exemption from all provisions of PUHCA (except the provision which addresses the acquisition of public utility company affiliates) under Section 3(a)(1). Due to Enron's bankruptcy filing in December 2001, Enron was no longer able to provide necessary financial information needed to file the exemption statement. As a result, in February 2002, Enron applied to the Securities and Exchange Commission ("SEC") for an order of exemption under Sections 3(a)(1), 3(a)(3) and 3(a)(5).

         On December 29, 2003, the SEC issued an order denying the two applications filed by Enron seeking exemption as a public utility holding company under Sections 3(a)(1), 3(a)(3) and 3(a)(5) of PUHCA. The SEC order found, relative to the application under Section 3(a)(1), that Enron's subsidiary, PGE, is not predominantly and substantially intrastate in character and does not carry on business substantially in a single state. Relative to the application under Sections 3(a)(3) and 3(a)(5), the SEC found that Enron was unable to establish that it is only incidentally a holding company and that it derives no material part of its income from an electric utility subsidiary.

         On December 31, 2003, Enron and other related entities filed an application under Section 3(a)(4) of PUHCA (the "3(a)(4) Application").

This application claims, for each of the applicants, an exemption as a public utility holding company based on the temporary nature of the applicants' current or proposed interest in PGE under the Chapter 11 Plan filed by Enron and certain of its subsidiaries. By SEC order entered January 30, 2004, the hearing date on Enron's pending application for exemption under PUHCA was postponed until February 9, 2004 and by SEC order entered February 6, 2004, the hearing date was postponed until further notice. On March 9, 2004, pursuant to an offer of settlement that had been previously made to the SEC, Enron, withdrew the 3(a)(4) Application and registered as a holding company under PUHCA. Immediately after Enron registered, the SEC issued two orders, one granting Enron and its subsidiaries authority to undertake certain transactions without further authorization from the SEC under PUHCA (referred to as the "Omnibus Order") and the other approving Enron's Fifth Amended Bankruptcy Plan (referred to as the "Plan Order").

         The Omnibus Order authorizes, among other items, certain transactions specific to Northern Border Partners, L.P. and its subsidiaries, including authority for Northern Border Partners and us to declare and pay distributions out of capital. Further, the Omnibus Order authorizes Northern Border Partners to invest as much as an additional $1 billion in natural gas gathering, processing, storage and transportation assets and to issue and sell debt and equity securities as may be required to fund such investments or acquisitions. The authorizations are effective until the earlier of the deregistration of Enron under PUHCA or July 31, 2005. We believe that the authority relating to Northern Border Partners and its affiliates in the Omnibus Order minimizes the likelihood that our business will be adversely impacted by Enron's registration under PUHCA.

         However, PUHCA imposes a number of restrictions on the operations of a registered holding company and its subsidiaries within the registered holding company system that can become materially more expensive and cumbersome than operations by companies that are not subject to, or exempt, from PUHCA. As a subsidiary of a registered holding company, we are subject to regulation by the SEC with respect to the acquisition of the securities of public utilities; the acquisition of assets and interests in any other business, declaration and payment of certain cash distributions; intra-system borrowings or indemnifications; sales, services or construction transactions with other holding company system companies; and the issuance of debt or equity securities, among other matters. To the extent those regulated activities are not approved under the Omnibus Order or otherwise exempt under various rules and the regulations promulgated under PUHCA, we would need to seek additional approvals from the SEC. At this time, we do not believe that there is a need to seek any additional authorizations from the SEC in order to conduct our operations. Nevertheless, there can be no assurance that PUHCA will not have an adverse impact on our operations as a result of Enron's registration as a holding company.

RISK FACTORS AND INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         Statements in this Annual Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of our operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include:

    - the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - The Impact Of Enron's Chapter 11 Filing On Our Business";

    - the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview"; and

    - the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

         With this in mind, you should consider the following important factors that could cause actual results to differ materially from those in the forward-looking statements:

    - Any shipper's failure to perform its contractual obligations could adversely impact our cash flows and financial condition. Some of our shippers or their owners have experienced a deterioration of their financial condition. Should one or more file for bankruptcy protection, our ability to recover amounts owed or to resell the capacity would be impacted.

    - Since Northern Plains, our operator, is a wholly-owned subsidiary of Enron and depends on Enron and certain of its affiliates for some services it provides to us, potential further developments in the Enron Chapter 11 proceeding may cause Northern Plains to be unable to perform under its agreement or to incur increases in costs to continue or replace the services provided by Enron and its affiliates. Higher costs may result from the termination of Enron's pension plan and partition of the Enron Gas Pipeline Employee Benefit Trust. Also, Enron announced its intention to create a new pipeline operating entity, which will include Northern Plains. See " The Impact Of Enron's Chapter 11 Filing On Our Business" above.

    - Our ability to recontract capacity as existing contracts terminate for maximum transportation rates will be subject to a number of factors including availability of natural gas supplies from the western Canadian sedimentary basin, the demand for natural gas in our market areas and the basis differential between the receipt and delivery points on our system. See "Overview" above and Item 1. "Business - Demand For Transportation Capacity."

    - We are subject to extensive regulation by the FERC governing all aspects of our business, including our transportation rates. Under our 1999 rate case settlement, neither our existing customers nor we can seek rate changes until November 2005, at which time we are obligated to file a rate case. We cannot predict what challenges we may have to our rates in the future. See Item 1. "Business - FERC Regulation."

    - In a rate case proceeding setting the maximum rates that may be charged, interstate pipeline systems are generally allowed the opportunity to collect from their customers a return on their assets or "rate base" as reflected in their financial records as well as recover that rate base through depreciation. The amount they may collect from customers, as a result of a subsequent rate case, decreases as the rate base declines as a result of depreciation and amortization. In order to avoid a reduction in the level of cash available for distributions to its owners an interstate pipeline must maintain or increase its rate base through projects that maintain or add to existing pipeline facilities and/or increase its rate of return.

    - Our operations are subject to federal and state agencies for environmental protection and operational safety. We may incur substantial costs and liabilities in the future as a result of stricter environmental and safety laws, regulations and enforcement policies. See
        Item 1. "Business - Environmental and Safety Matters."

    - Due to widespread state budget deficits, several states are evaluating ways to increase revenue through taxation. Such taxation may adversely impact us.

    - Our ability to operate the pipeline on certain tribal lands will depend on our success in renegotiating before 2011 our right-of-way rights on tribal lands within the Fort Peck Reservation. See Item 2. "Properties." We and the Tribes, through a mediation process, reached a settlement in principle on the pipeline right-of-way lease and taxation issues. See Item 3. "Legal Proceedings.". If we are unable to recover the costs of the proposed settlement in our future rates, it could have a material adverse impact on our results of operation.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, we attempt to maintain a significant portion of our debt portfolio in fixed rate debt. We also use interest rate swaps as a means to manage interest expense by converting a portion of fixed rate debt into variable rate debt to take advantage of declining interest rates. At December 31, 2003, we had $356.0 million of variable rate debt outstanding, $225.0 million of which was previously fixed rate debt that had been converted to variable rate debt through the use of interest rate swaps. For additional information on our debt obligations and derivative instruments, see Note 5 and Note 6 to our

Financial Statements, included elsewhere in this report. As of December 31, 2003, approximately 56% of our debt portfolio was in fixed rate debt.

         If average interest rates change by one percent compared to rates in effect as of December 31, 2003, annual interest expense would change by approximately $3.6 million. This amount has been determined by considering the impact of the hypothetical interest rates on variable rate borrowings outstanding as of December 31, 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
ITEM 9(a).  CONTROLS AND PROCEDURES

         Those officers of Northern Plains that are the equivalent of our principal executive officer and principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures" as such term is defined in Rule 13(a)-15(e) or Rule 15(d)-15(e) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this report. Based upon their evaluation, they have concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

                                    PART III

ITEM 10.  PARTNERSHIP MANAGEMENT

         Northern Border Pipeline Company is overseen by the management committee, which is composed of the following individuals:

    William R. Cordes, Chairman(1)

    Stanley C. Horton(1)

    Max Feldman(2)

    Paul E. Miller(1)

--------------
(1)      Designated by Northern Border Partners.

(2)      Designated by TC PipeLines.

         William R. Cordes (55) has been a member and Chairman of our management committee since October 1, 2000. Mr. Cordes was named Chief Executive Officer of Northern Border Partners in October 2000. Since October 2000, Mr. Cordes has been the President and a director of Northern Plains, an Enron subsidiary and our operator. In 1970, he started his career at Northern Natural Gas Company, an Enron subsidiary until February 2002, where he worked in several management positions. From June of 1993 until September of 2000, he was President of Northern Natural and from May of 1996 until September of 2000, he was also the President of Transwestern Pipeline, an Enron subsidiary.

         Stanley C. Horton (54) was appointed to our management committee in December 1998. Mr. Horton is the President and Chief Executive Officer of CrossCountry Energy, L.L.C. and has held that position since November 21, 2003. He is Chairman of the Boards of Northern Plains and Pan Border and was appointed to those positions in October 1993 and December 1998, respectively. He is Chairman, President and Chief Executive Officer of NBP Services Corporation and was appointed to those positions in August 1993. He is Chairman, President and Chief Executive Officer of CrossCountry Energy Services, L.L.C. (formerly CGNN, Inc.) and has held those positions since November 2001. From August 2001 until November 2003, he was Chairman and Chief Executive Officer of Enron Global Services. From January 1997 to August 2001, he was Chairman and Chief Executive Officer of Enron Transportation Services Company, formerly known as the Enron Gas Pipeline Group. From February 1996 to January 1997, he was Co-Chairman and Chief Executive Officer of Enron Operations Corp. From June 1993 to February 1996, he was President and Chief Operating Officer of Enron Operations Corp. He was a Director and Chairman of the Board of EOTT Energy Corp., the general partner of EOTT Energy Partners, L.P. until his resignation from the office of Chairman on April 10, 2002 and then his resignation as Director on May 31, 2002. EOTT Energy Corp. filed for bankruptcy protection on October 21, 2002. From May 2001 until November 2003, Mr. Horton was a member of the Board of Directors of Portland General Electric. Mr. Horton also holds or held the elected position of officer and/or director of the following Enron companies that have filed for Chapter 11 bankruptcy protection:

         Calypso Pipeline, L.L.C. (Director, President and Chief Executive Officer)

         Enron Transportation Services Company (Chairman, President and Chief Executive Officer and Director)
         Enron Asset Management Resources, Inc. (Chairman, President and Chief Executive Officer)
         Enron Liquid Services Corp. (Chairman, President and Chief Executive Officer) Enron Machine and Mechanical Services, Inc. (Chairman, President and Chief Executive Officer)
         Enron Operations Services Corp.(n/k/a Enron Operations, LLC)
        (President)
         Enron Pipeline Construction Services Company (Chairman, President and Chief Executive Officer)
         Enron Processing Properties, Inc. (Director, Chairman and President) Enron Trailblazer Pipeline Company (Chairman and
         President)
         Enron Alligator Alley Pipeline Company (Director and President until February 14, 2003)
         Enron Renewable Energy Corp. (Chairman until November 14, 2002)
         Enron Pipeline Services Company (Chairman and Chief Executive Officer until September 19, 2002)
         Enron Wind Corp.(n/k/a Enron Wind LLC) (Chairman and Director until April 19, 2002)
         Enron Wind Development Corp. (N/K/A Enron Development LLC) (Director and Chairman until April 19, 2002)
         Enron Wind Systems, Inc.(n/k/a Enron Wind Systems, LLC) (Director until April 19, 2002)
         Enron Wind Energy Systems Corp.(n/k/a Enron Wind Energy Systems, LLC) (Chairman, Director until April 19, 2002)
         Enron Wind Maintenance Corp.(n/k/a Enron Wind Maintenance, LLC) (Chairman, Director until April 19, 2002)
         Enron Wind Constructors Corp.(n/k/a Enron Wind Constructors, LLC) (Chairman, Director until April 19, 2002)
         Portland General Holdings, Inc. (Chairman and Director until October 31, 2002)
         Zond Pacific, LLC (Chairman until September 25, 2002)

         In September 2003, TC PipeLines, LP designated Max Feldman (55) as its member on our Management Committee. Mr. Feldman is Vice-President, Gas Transmission-West, of TransCanada PipeLines Limited, a position he has held since April 2003. From 1999 to 2003, he was Senior Vice-President, Customer Sales and Service, and from 1995 to 1999, Mr. Feldman held several Vice-President positions in the operations, customer service and marketing areas of TransCanada PipeLines Limited.

         In September 2003, TransCanada designated Paul E. Miller (45) as its member on the Northern Border Partners, L.P. Policy Committee and designated Mr. Miller as Northwest Border's representative on our Management Committee. Additionally, Mr. Miller serves as Director Corporate Development of TransCanada, a position he has held since February 2003. From July 1998 to January 2003, Mr. Miller was Director Finance of TransCanada. Prior to July 1998, Mr. Miller was Manager, Finance of TransCanada.

         Day-to-day management and operations are the responsibility of the operator, Northern Plains, as set forth in the operating agreement. We have no employees or executive officers. Officers and employees of Northern Plains, as well as employees of its affiliates, provide services to our operations and we reimburse Northern Plains for such costs. We do not compensate members of the management committee for their services.

         There is also an audit and compensation committee composed of members appointed by the management committee. The audit and compensation committee, consisting of Mr. Lee Hobbs, Vice President and Controller, TransCanada, and Mr. Max Feldman, oversees the annual audit process and confers with KPMG LLP, our independent auditors. The committee is also responsible for setting up guidelines for compensation to be paid to the executive officers of Northern Plains, each of whom spends at least a portion of his or her time on our operations, and for which Northern Plains is reimbursed as indicated above. Currently, there is one vacancy on the committee. The Management Committee has determined that Mr. Lee Hobbs is a financial expert. Our financial expert is not independent and does not need to be independent because we do not have securities that are listed on a national exchange or national securities association.

Code of Ethics

         The management committee has adopted an Accounting and Financial Reporting Code of Ethics for those officers of Northern Plains that are the equivalent principal executive officer and principal finance and accounting officer. The code of ethics is posted on our website, www.nbpl.nborder.com and we intend to post on our website any amendments to, or waivers from, our Accounting and Financial Reporting Code of Ethics within five business days following such amendment or waiver.

ITEM 11.  EXECUTIVE COMPENSATION

         Jerry L. Peters (46) has served as Treasurer of Northern Plains since October 1998, Vice President of Finance for Northern Plains since July 1994 and director of Northern Plains since August 1994. He has been associated with Northern Plains since 1985.

         The following table summarizes information regarding compensation paid or accrued during each of the last three fiscal years to Jerry L. Peters and William R. Cordes (the "Named Officers") by Northern Plains, our operator. Messrs. Cordes and Peters are both employees of Northern Plains, but contribute services to our operations, for which we reimburse Northern Plains.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                   Long-Term Compensation
                                                                                      Securities
                                                                       Restricted     Underlying                       All Other
                                                       Other Annual   Stock Awards   Options / SARs                  Compensation
                                                       ------------   ------------   --------------   LTIP Payouts   ------------
   Name & Position        Year    Salary    Bonus(1)        (2)        ($) (3) (4)        (#)           ($) (5)        ($) (6)
-------------------       ----    -------   --------   ------------   ------------   --------------   ------------   ------------
William R. Cordes         2003   $324,583   $200,000   $         --   $     99,972            --       $     --      $      3,000
Chief Executive Officer   2002   $319,333   $240,000   $         --   $    100,051            --       $     --      $      1,031
                          2001   $312,000   $250,000   $      8,550   $    227,150         6,475       $300,000      $        255

Jerry L. Peters           2003   $163,324   $107,500   $         --   $         --            --       $             $     76,386
Chief Financial and       2002   $159,285   $110,000   $         --   $         --            --       $             $     23,950
Accounting Officer        2001   $154,292   $125,000   $      3,399   $     75,063         7,085       $     --      $        198

(1) For 2001, employees were able to elect to receive Northern Border phantom units, Enron Corp. phantom stock, and/or Enron Corp. stock options in lieu of all or a portion of an annual bonus payment. Mr. Cordes and Mr. Peters elected to receive Northern Border phantom units in lieu of a portion of the cash bonus payment under the Northern Border Phantom Unit Plan. Mr. Cordes received 1,914 units in 2001. Mr. Peters received 842 units in 2001. In each case, units will be released to both five years following the grant date.

(2) Other Annual Compensation includes cash perquisite allowances, service awards and vacation payouts. Also, Enron maintained three deferral plans for key employees under which payment of base salary, annual bonus and long-term incentive awards could be deferred to a later specified date. Under the 1985 Deferral Plan, interest is credited on amounts deferred based on 150% of Moody's seasoned corporate bond yield index with a minimum rate of 12%, which for 2001 was the minimum rate of 12%. No interest has been reported as Other Annual Compensation under the 1985 Deferral Plan for participating Named Officers because the crediting rates during 2001 did not exceed 120% of the long-term Applicable Federal Rate of 14.38% in effect at the time the 1985 Deferral Plan was implemented. Beginning January 1, 1996, the 1994 Deferral Plan credits interest based on fund elections chosen by participants. Since earnings on deferred compensation invested in third-party investment vehicles, comparable to mutual funds, need not be reported, no interest has been reported as Other Annual Compensation under the 1994 Deferral Plan during 2001.

(3) The aggregate total of shares in unreleased Enron restricted stock holdings and their values as of December 31, 2003, for each of the Named Officers is: Mr. Cordes, 4,295 shares valued at $120, and Mr. Peters, 1,701 shares valued at $48. Dividend equivalents for all restricted stock awards accrue from date of grant and are paid upon vesting. Any dividends on Enron Corp. stock accrued and unreleased as of the date of Enron Corp.'s filing for bankruptcy protection will only be released in accordance with applicable bankruptcy law.

(4) Mr. Cordes' employment agreement, as executed in September 2001, provided for a grant of 882 Northern Border Phantom Units valued as of July 30, 2001 at $115.6978 per unit and granted on October 1, 2001. On June 1, 2002 and 2003, additional grants of 697 and 669 Northern Border Phantom Units valued at $143.5456 and $149.4346 per unit, respectively, were made in accordance with his employment agreement. The phantom units vest 100% on the fifth anniversary of the date of the grant.

(5) Reflects cash payments under the Enron Corp. Performance Unit Plan in 2001 for the 1997-2000 period. Payments made under the Performance Unit Plan are based on Enron's total shareholder return relative to its peers. Enron's performance over the 1997-2000 performance period rendered a value of $2.00 based on a ranking of first as compared to 11 industry peers.

(6) The amounts shown include matching contributions to employees' Enron Corp. Savings Plan,. Mr. Peters' employment agreement, as executed in April 2002, provided for a "stay" bonus in which $23,950 of the amount was paid six months following the implementation of the agreement. The remaining amount of $71,853 was paid in March 2003 upon completion of the term of the agreement.

STOCK OPTION GRANTS DURING 2003

     Due to the bankruptcy filing by Enron Corp on December 2, 2001, there were no grants of stock options pursuant to Enron's stock plans to the Named Officers reflected in the Summary Compensation Table. No stock appreciation rights were granted during 2003.

AGGREGATED STOCK OPTION/SAR EXERCISES DURING 2003 AND STOCK OPTION/SAR VALUES AS OF DECEMBER 31, 2003

    The following table sets forth information with respect to the Named Officers concerning the exercise of Enron SARs and options during the last fiscal year and unexercised Enron options and SARs held as of the end of the fiscal year:

                                                Number of Securities
                                               Underlying Unexercised        Value of Unexercised
                                                  Options/SARs at         In-the-Money Options/SARs
                      Shares                      December 31, 2003         December 31, 2003 (1)
                    Acquired on      Value        -----------------         ------------------------
     Name           Exercise (#)   Realized  Exercisable  Unexercisable   Exercisable  Unexercisable
     ----           ------------   --------  -----------  -------------   -----------  -------------
William R. Cordes              -   $      -      242,755          1,845   $         -  $           -
Jerry L. Peters                -   $      -       66,650            935   $         -  $           -

(1) The dollar value in this column for Enron Corp. stock options was calculated by determining the difference between the fair market value underlying the options as of December 31, 2003 ( $0.028) and the grant price.

RETIREMENT AND SUPPLEMENTAL BENEFIT PLANS

         Enron maintains the Enron Corp. Cash Balance Plan (the "Cash Balance Plan"), which is a noncontributory defined benefit pension plan to provide retirement income for employees of Enron and its subsidiaries. Through December 31, 1994, participants in the Cash Balance Plan with five years or more of service were entitled to retirement benefits in the form of an annuity based on a formula that uses a percentage of final average pay and years of service. In 1995, Enron's Board of Directors adopted an amendment to and restatement of the Cash Balance Plan changing the plan's name from the Enron Corp. Retirement Plan to the Enron Corp. Cash Balance Plan. In connection with a change to the retirement benefit formula, all employees became fully vested in retirement benefits earned through December 31, 1994. The formula in place prior to January 1, 1995 was suspended and replaced with a benefit accrual in the form of a cash balance of 5% of eligible annual base pay beginning January 1, 1996. Effective January 1, 2003 Enron suspended future 5% benefit accruals under the Cash Balance Plan. Each employee's accrued benefit will continue to be credited with interest based on ten-year Treasury Bond yields.

         Enron maintained a noncontributory employee stock ownership plan ("ESOP"), which was merged into the Enron Corp. Savings Plan effective August 30, 2002 and covered all eligible employees. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Cash Balance Plan prior to December 31, 1994.

December 31, 1993 was the final date on which ESOP allocations were made to employees' retirement accounts.

         Effective December 2, 2001, Enron no longer maintains a Supplemental Retirement Plan. The following table sets forth the estimated annual benefits payable under the Cash Balance Plan at normal retirement at age 65, assuming only interest credits based on ten-year Treasury Bond yields and no future 5% benefit accruals after January 1, 2003, to the Named Officers under the provisions of the foregoing retirement plans.

                                                   ESTIMATED
                             CURRENT               CREDITED             CURRENT               ESTIMATED
                             CREDITED              YEARS OF           COMPENSATION         ANNUAL BENEFIT
                             YEARS OF              SERVICE              COVERED             PAYABLE UPON
                             SERVICE              AT AGE 65             BY PLANS             RETIREMENT
                             -------              ---------             --------             ----------
Mr. Cordes                     33.4                  43.1              $       0            $     74,211
Mr. Peters                     18.9                  37.8              $       0            $     23,212

NOTE: The estimated annual benefits payable are based on the straight life annuity form without adjustment for any offset applicable to a participant's retirement subaccount in Enron's ESOP.

SEVERANCE PLANS

         Northern Plains' Severance Pay Plans provide for the payment of benefits to employees who are terminated for failing to meet performance objectives or standards or who are terminated due to reorganization or similar business circumstances. The amount of benefits payable for performance related terminations is based on length of service and may not exceed eight weeks' pay. For those terminated as the result of reorganization or similar business circumstances, the benefit is based on length of service and amount of pay up to a maximum payment of 52 weeks of base pay. The employee must sign a Waiver and Release of Claims Agreement in order to receive any severance benefit.

ITEM 12.  BENEFICIAL OWNERSHIP OF PARTNERSHIP INTERESTS

         The following table sets forth the beneficial ownership of our general partnership interests. There are no limited partnership interests.

                                        GENERAL
  NAME OF BENEFICIAL                  PARTNERSHIP
       OWNER                           INTEREST
       -----                           --------
Northern Border                           70%
  Partners, L.P. (1)
TC PipeLines, LP (2)                      30%

(1) The address of Northern Border Partners is 13710 FNB Parkway, Omaha, NE 68154-5200. Northern Border Partners holds its 70% general partnership interest through Northern Border Intermediate Limited Partnership, a subsidiary limited partnership. Northern Border Partners has three general partners: Northern Plains, Pan Border and Northwest Border. Northern Plains and Pan Border are wholly-owned subsidiaries of Enron Corp. and Northwest Border is a wholly-owned subsidiary of TransCanada.

(2) The address of TC PipeLines is 110 Turnpike Road, Suite 203, Westborough, Massachusetts 01581. TC PipeLines holds its 30% general partnership interest through TC PipeLines Intermediate Limited Partnership, a subsidiary limited partnership. TC PipeLines has one general partner, TC PipeLines GP, Inc., a wholly-owned subsidiary of TransCanada.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have extensive ongoing relationships with our general partners and certain of their affiliates. Since 1980, Northern Plains, an affiliate of Enron, has acted and will continue to act as the operator of our pipeline system pursuant to the terms of the operating agreement with Northern Plains. The initial term of the operating agreement expires in 2007. The operating agreement will continue in effect thereafter on a year-to-year basis unless terminated by us or Northern Plains upon six months written notice by either party. The operator is entitled to reimbursement for all reasonable costs, including overhead and administrative expenses, incurred by it and its affiliates in connection with the performance of its responsibilities as operator. In addition, we have agreed to indemnify the operator against any claims and liabilities arising out of the good faith performance by the operator of its responsibilities under our partnership agreement, to the extent the operator is acting within the scope of its authority and in the course of our business. For the year ended December 31, 2003, the aggregate amount charged by Northern Plains, for its services as operator, was approximately $25.6 million. While Northern Plains continues to perform its obligations, certain of the services are provided through Enron and other subsidiaries. We continue to monitor and assess the impacts of the services and relationships with Enron and its subsidiaries. We believe that any services affected by the Enron bankruptcy filings may be obtained from other sources in a manner that will not have a material adverse impact on the Partnership.

         See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - The Impact of Enron's Chapter 11 Filing On Our Business."

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

         Unless otherwise provided for in a partnership agreement, the laws of Texas generally require a general partner of a partnership to adhere to fiduciary duty standards under which it owes its partners the highest duties of good faith, fairness and loyalty. These rules apply to our management committee. Because of the competing interests identified above, the Northern Border Pipeline Company Partnership Agreement contains provisions that modify certain of these fiduciary duties. For example:

        - Our partnership agreement provides that we indemnify the members of our management committee and Northern Plains, as the operator, against all actions if such actions were in good faith and within the scope of their authority in the course of our business. It also provides that such persons will not be liable for any liabilities incurred by us as a result of such acts.

        - Our partnership agreement states that our general partners will not be liable to third persons for our losses, deficits, liabilities or obligations (unless our assets have been exhausted).

        - Our partnership agreement requires that any contract entered into on our behalf must contain a provision limiting the claims of persons to our assets and expressly waiving any rights of such persons to proceed against our general partners individually.

        - Our partnership agreement relieves Northern Border Partners and TC PipeLines, their affiliates and their transferees from any duty to offer business opportunities to us, except that neither our general partners or their affiliates may pursue any opportunity relating to expansion or improvements of our pipeline system as it existed on January 15, 1999.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The following sets forth fees billed for the audit and other services provided by KPMG LLP for the fiscal years ended December 31, 2003 and December 31, 2002:

                         Year Ended December 31,
                         ------------------------
                           2003            2002
                         --------       ---------
Audit fees(1)            $ 83,000       $ 301,310
Audit-related fees(2)    $ 28,810       $       0
Tax fees(3)              $      0       $   1,400
Other fees               $      0       $       0
                         --------       ---------
Total                    $111,810       $ 302,710
                         ========       =========

(1) Includes fees for the audit of annual financial statements, reviews of the related quarterly financial statements and reviews and related consents for documents filed with the SEC. The fees for 2002 also include professional services for the re-audit of the years 1999, 2000, and 2001.

(2) Includes fees related to professional services consultation for internal controls review and agreed upon procedures review.

(3) Includes fees related to professional services for tax review and consultation.

    All services of KPMG are pre-approved by our management committee or through the services approved by the audit committee of Northern Border Partners.

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

    *10.2 Credit Agreement, dated as of May 16, 2002, among Northern Border Pipeline Company, Bank One, NA, Citibank, N.A., Bank of Montreal, SunTrust Bank, Wachovia Bank, National Association, Banc One Capital Markets, Inc, and Lenders (as defined therein) (Exhibit 10.1 to Northern Border Partners, L.P.'s Current Report on Form 8-K dated June 26, 2002).

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

     10.12 Employment Agreement between Northern Plains Natural Gas Company and Jerry L. Peters effective April 1, 2002 (Exhibit 10.1 to Northern Border Pipeline Company's Form 10-Q for the quarter ended March 31,
            2002).

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

     31.1 Certification of principal executive officer pursuant to rule 13-A or 15d of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of principal financial officer pursuant to rule 13-A or 15d of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1   Certification of principal executive officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2   Certification of principal financial officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *99.1 Northern Border Phantom Unit Plan (Exhibit 99.1 to Northern Border Partners, L.P.'s Registration No. 333-66949 and Exhibit 99.1 to Northern Border Partners, L.P.'s Registration No. 333-72696).

      *Indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.

      (B)REPORTS

        Northern Border Pipeline filed a Current Report on Form 8-K, dated October 24, 2003, to disclose its project income for 2003. This information was furnished under Item 9 of the Form.

        Northern Border Pipeline filed a Current Report on Form 8-K, dated December 19, 2003, discussing the changes to the cash distribution policy and issuance of equity cash calls.

        Northern Border Pipeline filed a Current Report on Form 8-K, dated December 31, 2003, discussing developments in Enron Corp.'s pending exemption application under the Public Utility Holding Company Act of 1935.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12 day of March, 2004.

                                        NORTHERN BORDER PIPELINE COMPANY
                                        (A Texas General partnership)

                                        BY: Northern Plains Natural Gas Company,
                                            As Operator

                                            By: /s/ Jerry L. Peters
                                                ----------------------------
                                                Jerry L. Peters
                                                Vice President, Finance and
                                                Treasurer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

       Signature                                     Title                                          Date
       ---------                                     -----                                          ----
/s/ William R. Cordes                   President, Northern Plains Natural
---------------------------             Gas Company                                              March 12, 2004
    William R. Cordes                   (functional equivalent to the
                                        registrant's principal executive
                                        officer) and Management Committee
                                        Member

/s/ Jerry L. Peters                     Vice President, Finance and
---------------------------             Treasurer,                                              March 12, 2004
    Jerry L. Peters                     Northern Plains Natural Gas Company
                                        (functional equivalent to the
                                        registrant's principal financial
                                        and accounting officer)

/s/ Stanley C. Horton                   Management Committee Member                             March 12, 2004
---------------------------
    Stanley C. Horton
/s/ Max Feldman                         Management Committee Member                             March 12, 2004
---------------------------
     Max Feldman
/s/ Paul E. Miller                      Management Committee Member                             March 12, 2004
---------------------------
    Paul E. Miller

                        NORTHERN BORDER PIPELINE COMPANY
                          INDEX TO FINANCIAL STATEMENTS

                                                                PAGE NO.
                                                                --------
Financial Statements

      Independent Auditors' Report                              F-2
      Balance Sheet - December 31, 2003 and 2002                F-3
      Statement of Income - Years Ended                         F-4
           December 31, 2003, 2002 and 2001
      Statement of Comprehensive Income - Years Ended           F-4
           December 31, 2003, 2002 and 2001
      Statement of Cash Flows - Years Ended                     F-5
           December 31, 2003, 2002 and 2001
      Statement of Changes in Partners' Equity -                F-6
           Years Ended December 31, 2003, 2002 and 2001
      Notes to Financial Statements                             F-7 through
                                                                F-18
Financial Statements Schedule

      Independent Auditors' Report on Schedule                  S-1
      Schedule II - Valuation and Qualifying Accounts           S-2

                          INDEPENDENT AUDITORS' REPORT

Northern Border Pipeline Company:

We have audited the accompanying balance sheets of Northern Border Pipeline Company (a Texas partnership) as of December 31, 2003 and 2002, and the related statements of income, comprehensive income, cash flows, and changes in partners' equity for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Border Pipeline Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Omaha, Nebraska
January 27, 2004

                        NORTHERN BORDER PIPELINE COMPANY

                                  BALANCE SHEET

                                 (IN THOUSANDS)

                                                                      DECEMBER 31,
                                                              -------------------------------
                                                                 2003                 2002
                                                              ----------           ----------     -
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                  $   28,732           $   25,358
   Accounts receivable                                            33,292               32,774
   Related party receivables (net of allowance
      for doubtful accounts of $4,815 and $4,805
      in 2003 and 2002, respectively)                                395                1,552
   Materials and supplies, at cost                                 4,818                4,721
   Prepaid expenses and other                                      2,267                1,844
                                                              ----------           ----------

      Total current assets                                        69,504               66,249
                                                              ----------           ----------
NATURAL GAS TRANSMISSION PLANT
   In service                                                  2,434,369            2,427,459
   Construction work in progress                                   4,447                4,027
                                                              ----------           ----------
      Total property, plant and equipment                      2,438,816            2,431,486
   Less: Accumulated provision for
      depreciation and amortization                              847,061              795,525
                                                              ----------           ----------

      Property, plant and equipment, net                       1,591,755            1,635,961
                                                              ----------           ----------
OTHER ASSETS
   Derivative financial instruments                               16,648               21,204
   Unamortized debt expense                                        5,206                6,142
   Regulatory asset                                                8,196               10,481
                                                              ----------           ----------
      Total other assets                                          30,050               37,827
                                                              ----------           ----------

      Total assets                                            $1,691,309           $1,740,037
                                                              ==========           ==========

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                       $       --           $   65,000
   Accounts payable                                                7,055               17,103
   Related party payables                                         15,582                7,323
   Accrued taxes other than income                                28,947               28,374
   Accrued interest                                               10,717               13,173
                                                              ----------           ----------

      Total current liabilities                                   62,301              130,973
                                                              ----------           ----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                        821,498              783,906
                                                              ----------           ----------

RESERVES AND DEFERRED CREDITS                                      5,072               15,386
                                                              ----------           ----------
COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY
   Partners' capital                                             797,236              803,014
   Accumulated other comprehensive income                          5,202                6,758
                                                              ----------           ----------

      Total partners' equity                                     802,438              809,772
                                                              ----------           ----------

      Total liabilities and partners' equity                  $1,691,309           $1,740,037
                                                              ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                      NORTHERN BORDER PIPELINE COMPANY

                               STATEMENT OF INCOME

                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------
                                                            2003              2002               2001
                                                          ---------         --------           ---------
OPERATING REVENUES
   Operating revenues                                     $324,185          $321,050           $315,145
   Provision for rate refunds                                   --                --             (2,057)
                                                          --------          --------           --------

      Operating revenues, net                              324,185           321,050            313,088
                                                          --------          --------           --------
OPERATING EXPENSES
   Operations and maintenance                               43,791            41,442             33,695
   Depreciation and amortization                            57,779            58,714             57,516
   Taxes other than income                                  29,634            28,436             25,636
                                                          --------          --------           --------

      Operating expenses                                   131,204           128,592            116,847
                                                          --------          --------           --------

OPERATING INCOME                                           192,981           192,458            196,241
                                                          --------          --------           --------
INTEREST EXPENSE
   Interest expense                                         44,903            51,550             56,262
   Interest expense capitalized                                (46)              (25)              (911)
                                                          --------          --------           --------

      Interest expense, net                                 44,857            51,525             55,351
                                                          --------          --------           --------
OTHER INCOME (EXPENSE)
   Allowance for equity funds used
      during construction                                       53                26                925
   Other income                                              1,373             2,476              1,417
   Other expense                                            (1,350)             (716)            (2,774)
                                                          --------          --------           --------

        Other income (expense)                                  76             1,786               (432)
                                                          --------          --------           --------
NET INCOME TO PARTNERS                                    $148,200          $142,719           $140,458
                                                          ========          ========           ========

                        NORTHERN BORDER PIPELINE COMPANY

                        STATEMENT OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------
                                                            2003              2002              2001
                                                          ---------         ---------          ---------
Net income to partners                                    $148,200          $142,719           $140,458
Other comprehensive income:
   Transition adjustment from
     adoption of SFAS No. 133                                   --                --             10,347
   Change associated with current
     period hedging transactions                            (1,556)           (2,415)            (1,174)
                                                          --------          --------           --------

Total comprehensive income                                $146,644          $140,304           $149,631
                                                          ========          ========           ========

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                             STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                       2003           2002           2001
                                                                    ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                                           $ 148,200      $ 142,719      $ 140,458
                                                                    ---------      ---------      ---------
   Adjustments to reconcile net income to
   partners to net cash provided
   by operating activities:
      Depreciation and amortization                                    58,144         59,079         57,881
      Provision for regulatory refunds                                    261         10,000          2,036
      Regulatory refunds paid                                         (10,261)            --         (6,762)
      Allowance for equity funds used
        during construction                                               (53)           (26)          (925)
      Reserves and deferred credits                                     1,001           (237)           736
      Changes in components of working capital                         (3,551)        13,268          4,583
      Other                                                              (471)          (447)          (685)
                                                                    ---------      ---------      ---------

           Total adjustments                                           45,070         81,637         56,864
                                                                    ---------      ---------      ---------

      Net cash provided by operating activities                       193,270        224,356        197,322
                                                                    ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant
      and equipment, net                                              (12,918)        (9,243)       (54,659)
                                                                    ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                         (153,978)      (164,126)      (143,032)
   Issuance of long-term debt, net                                    142,000        431,894        385,400
   Retirement of long-term debt                                      (165,000)      (468,000)      (374,000)
     Decrease in bank overdrafts                                           --             --        (22,437)
   Proceeds (payments) upon termination of
      derivatives                                                          --          2,351         (4,070)
   Long-term debt financing costs                                          --         (2,877)        (2,567)
                                                                    ---------      ---------      ---------

      Net cash used in financing activities                          (176,978)      (200,758)      (160,706)
                                                                    ---------      ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 3,374         14,355        (18,043)

Cash and cash equivalents-beginning of year                            25,358         11,003         29,046
                                                                    ---------      ---------      ---------
Cash and cash equivalents-end of year                               $  28,732      $  25,358      $  11,003
                                                                    =========      =========      =========
Changes in components of working capital:
   Accounts receivable                                              $  (4,908)     $   5,369      $   3,432
   Materials and supplies                                                 (97)           152           (163)
   Prepaid expenses and other                                            (422)          (113)        (1,484)
   Accounts payable                                                     3,758         10,006          1,643
   Accrued taxes other than income                                        573          1,207           (970)
   Accrued interest                                                    (2,455)        (3,353)         2,125
                                                                    ---------      ---------      ---------
   Total                                                            $  (3,551)     $  13,268      $   4,583
                                                                    =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                 (IN THOUSANDS)

                                        TC            NORTHERN
                                     PIPELINES         BORDER           ACCUMULATED
                                   INTERMEDIATE     INTERMEDIATE           OTHER           TOTAL
                                      LIMITED          LIMITED         COMPREHENSIVE     PARTNERS'
                                    PARTNERSHIP      PARTNERSHIP          INCOME          EQUITY
                                   ------------     ------------       -------------     ---------
Partners' Equity at
   December 31, 2000                   248,098          578,897                  --       826,995

Net income to
   partners                             42,138           98,320                  --       140,458

Transition adjustment
   from adoption of
   SFAS No. 133                             --               --              10,347        10,347

Change associated
   with current period
   hedging transactions                     --               --              (1,174)       (1,174)

Distributions paid                     (42,910)        (100,122)                 --      (143,032)
                                   -----------      -----------        ------------      --------

Partners' Equity at
   December 31, 2001                   247,326          577,095               9,173       833,594

Net income to
   partners                             42,816           99,903                  --       142,719

Change associated
   with current period
   hedging transactions                     --               --              (2,415)       (2,415)

Distributions paid                     (49,238)        (114,888)                 --      (164,126)
                                   -----------      -----------        ------------      --------

Partners' Equity at
   December 31, 2002                   240,904          562,110               6,758       809,772

Net income to
   partners                             44,460          103,740                  --       148,200

Change associated
   with current period
   hedging transactions                     --               --              (1,556)       (1,556)

Distributions paid                     (46,193)        (107,785)                 --      (153,978)
                                   -----------      -----------        ------------      --------

Partners' Equity at
   December 31, 2003                  $239,171        $ 558,065             $ 5,202      $802,438
                                   ===========      ===========        ============      ========

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION AND MANAGEMENT

         Northern Border Pipeline Company (Northern Border Pipeline) is a Texas general partnership formed in 1978. The ownership percentages of the partners in Northern Border Pipeline (Partners) at December 31, 2003 and 2002 are as follows:

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

         Northern Border Pipeline is managed by a Management Committee that includes three representatives from Northern Border Intermediate Limited Partnership (Partnership) and one representative from TC PipeLines Intermediate Limited Partnership (TC PipeLines). The Partnership's representatives selected by its general partners, Northern Plains Natural Gas Company (Northern Plains), a wholly-owned subsidiary of Enron Corp. (Enron), Pan Border Gas Company (Pan Border), a wholly-owned subsidiary of Northern Plains, and Northwest Border Pipeline Company, a wholly-owned subsidiary of TransCanada PipeLines Limited, which is a subsidiary of TransCanada Corporation, and affiliate of TC PipeLines, have 35%, 22.75% and 12.25%, respectively, of the voting interest on the Management Committee. The representative designated by TC PipeLines votes the remaining 30% interest. The day-to-day management of Northern Border Pipeline's affairs is the responsibility of Northern Plains, as defined by an operating agreement between Northern Border Pipeline and Northern Plains. Northern Border Pipeline is charged for the salaries, benefits and expenses of Northern Plains. Northern Plains also utilizes Enron affiliates for management services related to Northern Border Pipeline. For the years ended December 31, 2003, 2002, and 2001, Northern Border Pipeline's charges from Northern Plains and its affiliates totaled approximately $25.6 million, $22.8 million and $29.5 million, respectively. See Note 10 for a discussion of Northern Border Pipeline's relationships with Enron and developments involving Enron.

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

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (B)      Government Regulation (continued)

                  Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. Northern Border Pipeline continually assesses whether the recovery of the regulatory assets is probable by considering such factors as regulatory changes and the impact of competition. Northern Border Pipeline believes the recovery of the existing regulatory assets is probable. If future recovery ceases to be probable, Northern Border Pipeline would be required to write off the regulatory assets at that time. At December 31, 2003 and 2002, Northern Border Pipeline has reflected regulatory assets of approximately $8.2 million and $10.5 million, respectively, in other assets on the balance sheet. Northern Border Pipeline is recovering the regulatory assets from its shippers over varying time periods, which range from five to 44 years.

         (C)      Revenue Recognition

                  Northern Border Pipeline transports gas for shippers under a tariff regulated by the FERC. The tariff specifies the calculation of amounts to be paid by shippers and the general terms and conditions of transportation service on the pipeline system. Northern Border Pipeline's revenues are derived from agreements for the receipt and delivery of gas at points along the pipeline system as specified in each shipper's individual transportation contract. Revenues for Northern Border Pipeline are recognized based upon contracted capacity and actual volumes transported under transportation service agreements. An allowance for doubtful accounts is recorded in situations where collectibility is not reasonably assured. Northern Border Pipeline does not own the gas that it transports, and therefore it does not assume the related natural gas commodity risk.

         (D)      Income Taxes

                  Income taxes are the responsibility of the Partners and are not reflected in these financial statements. However, the Northern Border Pipeline FERC tariff establishes the method of accounting for and calculating income taxes and requires Northern Border Pipeline to reflect in its rates the income taxes, which would have been paid or accrued if Northern Border Pipeline were organized during the period as a corporation. As a result, for purposes of determining transportation rates in calculating the return allowed by the FERC, Partners' capital and rate base are reduced by the amount equivalent to the net accumulated deferred income taxes. Such amounts were approximately $350 million and $343 million at December 31, 2003 and 2002, respectively, and are primarily related to accelerated depreciation and other plant-related differences.

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

         In February 2003, Northern Border Pipeline filed to amend its FERC tariff to clarify the definition of company use gas, which is gas supplied by its shippers for its operations, by adding detailed language to the broad categories that comprise company use gas. Northern Border Pipeline had included in its collection of company use gas, quantities that were equivalent to the cost of electric power at its electric-driven compressor stations during the period of June 2001 through January 2003. On March 27, 2003, the FERC issued an order rejecting Northern Border Pipeline's proposed tariff sheet revision and requiring refunds with interest within 90 days of the order. Northern Border Pipeline made refunds to its shippers of $10.3 million in May 2003.

4.       TRANSPORTATION SERVICE AGREEMENTS

         Operating revenues are collected pursuant to the FERC tariff through firm transportation service agreements. The firm service agreements extend for various terms with termination dates that range from March 2004 to December 2013. Northern Border Pipeline also has interruptible transportation service agreements and other transportation service agreements with numerous shippers.

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

         For the year ended December 31, 2003, Northern Border Pipeline's largest shippers were BP Canada Energy Marketing Corp. (BP Canada), Pan-Alberta Gas (U.S.) Inc. (Pan-Alberta) and EnCana Marketing U.S.A. Inc. (EnCana). At December 31, 2003, BP Canada had approximately 21% of the contracted firm capacity and EnCana had approximately 19% of the contracted firm capacity. Pan-Alberta's firm service agreements, which had been managed by Mirant Americas Energy Marketing, LP, terminated October 31, 2003. The BP Canada firm service agreements extend for various terms with termination dates from October 2004 to February 2012. The EnCana firm service agreements extend for various terms with termination dates from March 2004 to June 2009. Operating revenues from BP Canada, EnCana, and Pan-Alberta for the year ended December 31, 2003, were $54.7 million, $32.9 million, and $45.5 million, respectively. For the years ended December 31, 2002 and 2001, Northern Border Pipeline's largest shippers were Pan-Alberta and Mirant with combined operating revenues of $105.5 million and $80.7 million, respectively.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

4.       TRANSPORTATION SERVICE AGREEMENTS (continued)

         At December 31, 2003, there is no contracted firm capacity held by shippers affiliated with Northern Border Pipeline. Previously, some of Northern Border Pipeline's shippers have been affiliated with its general partners. Operating revenues from affiliates were $1.4 million and $52.1 million for the years ended December 31, 2002, and 2001, respectively.

5.       CREDIT FACILITIES AND LONG-TERM DEBT

         Detailed information on long-term debt is as follows:

                                                                          December 31,
(Thousands of dollars)                                               2003             2002
----------------------------------------------------------------------------------------------
1992 Pipeline Senior Notes - average 8.57%
     at December 31, 2002, paid in  2003                           $     --          $ 65,000
2002 Pipeline Credit Agreement - average 1.95%
     and 2.05% at December 31, 2003 and 2002,
     respectively, due 2005                                         131,000            89,000
1999 Pipeline Senior Notes - 7.75%, due 2009                        200,000           200,000
2001 Pipeline Senior Notes - 7.50%, due 2021                        250,000           250,000
2002 Pipeline Senior Notes - 6.25%, due 2007                        225,000           225,000
Fair value adjustment for interest rate
     swaps (Note 6)                                                  16,648            21,204
Unamortized debt discount                                            (1,150)           (1,298)
                                                                   --------          --------
Total                                                               821,498           848,906
Less: Current maturities of long-term debt                                -            65,000
                                                                   --------          --------
Long-term debt                                                     $821,498          $783,906
                                                                   ========          ========

         Northern Border Pipeline has entered into revolving credit facilities, which are used for capital expenditures, acquisitions and general business purposes and for refinancing existing indebtedness. Northern Border Pipeline entered into a $175 million three-year credit agreement (2002 Pipeline Credit Agreement) with certain financial institutions in May 2002. The 2002 Pipeline Credit Agreement permits Northern Border Pipeline to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. Northern Border Pipeline is required to pay a fee on the principal commitment amount of $175 million.

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

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

5.       CREDIT FACILITIES AND LONG-TERM DEBT (continued)

         Interest paid, net of amounts capitalized, during the years ended December 31, 2003, 2002 and 2001 was $47.8 million, $55.3 million and $53.9 million, respectively.

         Aggregate required repayments of long-term debt are as follows: $131 million and $225 million for 2005 and 2007, respectively. Aggregate required repayments of long-term debt thereafter total $450 million. There are no required repayment obligations for 2004, 2006 or 2008.

         Certain of Northern Border Pipeline's long-term debt and credit arrangements contain requirements as to the maintenance of minimum partners' capital and debt to capitalization ratios, leverage ratios and interest coverage ratios that restrict the incurrence of other indebtedness by Northern Border Pipeline and also place certain restrictions on distributions to the partners of Northern Border Pipeline. The 2002 Pipeline Credit Agreement requires the maintenance of a ratio of EBITDA (net income plus interest expense, income taxes and depreciation and amortization) to interest expense of greater than 3 to 1. The 2002 Pipeline Credit Agreement also requires the maintenance of the ratio of indebtedness to EBITDA of no more than 4.5 to 1. At December 31, 2003, Northern Border Pipeline was in compliance with its financial covenants.

         The following estimated fair values of financial instruments represent the amount at which each instrument could be exchanged in a current transaction between willing parties. Based on quoted market prices for similar issues with similar terms and remaining maturities, the estimated fair value of the 1992 Pipeline Senior Notes, 1999 Pipeline Senior Notes, 2001 Pipeline Senior Notes and 2002 Pipeline Senior Notes was approximately $675 million and $827 million at December 31, 2003 and 2002, respectively. Northern Border Pipeline presently intends to maintain the current schedule of maturities for the 1999 Pipeline Senior Notes, the 2001 Pipeline Senior Notes and the 2002 Pipeline Senior Notes, which will result in no gains or losses on their respective repayments. The fair value of Northern Border Pipeline's variable rate debt approximates the carrying value since the interest rates are periodically adjusted to reflect current market conditions.

6.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         As a result of the adoption of SFAS No. 133 on January 1, 2001, Northern Border Pipeline reclassified approximately $11.1 million from long-term debt to accumulated other comprehensive income related to unamortized proceeds from the termination of interest rate swap agreements. Also upon adoption of SFAS No. 133, Northern Border Pipeline designated an outstanding interest rate swap agreement with a notional amount of $40 million as a cash flow hedge. As a result, Northern Border Pipeline recorded a non-cash loss in accumulated other comprehensive income of approximately $0.8 million. The $40 million interest rate swap agreement terminated in November 2001.

        Prior to the anticipated issuance of fixed rate debt, Northern Border Pipeline entered into forward starting interest rate swap agreements. The interest rate swaps were designated as cash flow hedges as they were entered into to hedge the fluctuations in Treasury rates and spreads between the execution date of the swaps and the issuance of the fixed rate debt. The notional amount of the interest rate swaps did not exceed the expected principal amount of fixed rate debt to be issued. Upon issuance of the fixed rate debt, the swaps were terminated and the proceeds received or

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

6.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

         amounts paid to terminate the swaps were recorded in accumulated other comprehensive income and amortized to interest expense over the term of the debt.

         For the year ended December 31, 2002, Northern Border Pipeline received $2.4 million from terminated interest rate swaps. For the year ended December 31, 2001, Northern Border Pipeline paid approximately $4.1 million to terminate interest rate swaps.

         During the years ended December 31, 2003, 2002, and 2001 respectively, Northern Border Pipeline amortized approximately $1.6 million, $1.4 million, and $1.2 million related to the terminated derivatives as a reduction to interest expense from accumulated other comprehensive income. Northern Border Pipeline expects to amortize approximately $1.6 million as a reduction to interest expense in 2004.

         Northern Border Pipeline entered into interest rate swap agreements with notional amounts totaling $225 million in May 2002. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At December 31, 2003 and 2002, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.31% and 2.70%, respectively. Northern Border Pipeline's interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the 2002 Pipeline Senior Notes. The accompanying balance sheet at December 31, 2002, reflects a non-cash gain of approximately $21.2 million in derivative financial assets with a corresponding increase in long-term debt. The accompanying balance sheet at December 31, 2003, reflects a non-cash gain of approximately $16.6 million in derivative financial assets with a corresponding increase in long-term debt.

7.       COMMITMENTS AND CONTINGENCIES

         Operating Leases

         Future minimum lease payments under non-cancelable operating leases on office space and rights-of-way are as follows (in thousands):

Year ending December 31,
2004                                       $   5,757
2005                                           2,392
2006                                           2,392
2007                                           2,392
2008                                           2,392
Thereafter                                     3,929
                                           ---------

                                           $  19,254
                                           =========

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES (continued)

         Cash Balance Plan

         As further discussed in Note 11, on December 31, 2003, Enron filed a motion seeking approval of the Bankruptcy Court to provide additional funding to, and for authority to terminate the Enron Corp. Cash Balance Plan and certain other defined benefit plans. Northern Border Pipeline recorded charges associated with the termination of the cash balance plan of $3.1 million in 2003. Northern Border Pipeline believes this accrual is adequate to cover the likely allocation of these costs.

         Capital expenditures

         Total capital expenditures for 2004 are estimated to be $14 million. Funds required to meet the capital expenditures for 2004 are anticipated to be provided primarily by borrowings under the 2002 Pipeline Credit Agreement and using operating cash flows.

         Environmental Matters

         Northern Border Pipeline is not aware of any material contingent liabilities with respect to compliance with applicable environmental laws and regulations.

         Other

         On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation (Tribes) filed a lawsuit in Tribal Court against Northern Border Pipeline to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Indian Reservation. The Tribes and Northern Border Pipeline, through a mediation process, have held settlement discussions and have reached a settlement in principle on pipeline rights-of-way lease and taxation issues. Final documentation has been completed and is subject to the approval of the Bureau of Indian Affairs, which the parties believe will be obtained in the very near term. This settlement grants to Northern Border Pipeline, among other things, (i) an option to renew the pipeline rights-of-way lease upon agreed terms and conditions on or before April 11, 2011 for a term of 25 years with a renewal right for an additional 25 years; (ii) a present right to use additional tribal lands for expanded facilities; and (iii) release and satisfaction of all tribal taxes against Northern Border Pipeline. In consideration of this option and other benefits, Northern Border Pipeline will pay a lump sum amount of $5.9 million and an annual amount of approximately $1.5 million beginning April 2004. Northern Border Pipeline intends to seek regulatory recovery of the costs resulting from the settlement.

         Various legal actions that have arisen in the ordinary course of business are pending. Northern Border Pipeline believes that the resolution of these issues will not have a material adverse impact on Northern Border Pipeline's results of operations or financial position.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

8.       QUARTERLY FINANCIAL DATA (Unaudited)

                                         Operating         Operating         Net Income
(In thousands)                         Revenues, net         Income         to Partners
--------------                         -------------       ---------        -----------
2003
      First Quarter                    $      79,892       $  48,639        $    36,734
      Second Quarter                          80,659          48,915             37,617
      Third Quarter                           81,192          48,050             37,195
      Fourth Quarter                          82,442          47,377             36,654
2002
      First Quarter                    $      78,155       $  49,895        $    37,670
      Second Quarter                          80,173          52,014             38,506
      Third Quarter                           81,553          51,843             39,197
      Fourth Quarter                          81,169          38,706             27,346

9.       ACCOUNTING PRONOUNCEMENTS

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

         In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 did not have a material impact on Northern Border Pipeline's financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 did not have a material impact on Northern Border Pipeline's financial position or results of operations.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

9.       ACCOUNTING PRONOUNCEMENTS (continued)

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 did not have a material impact on Northern Border Pipeline's financial position or results of operations.

         In May 2003, the Emerging Issues Task Force of the FASB issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 requires companies to separate components of a complex contract into separate units of accounting. EITF 00-21 was effective for contracts signed after June 30, 2003, although retroactive application to existing contracts was permitted. EITF 00-21 did not have a material impact on Northern Border Pipeline's financial position or results of operations.

10.      OTHER INCOME (EXPENSE)

         Other income (expense) on the statement of income includes such items as investment income, nonoperating revenues and expenses, and nonrecurring other income and expense items. For the year ended December 31, 2003, other expense included $0.6 million for a repayment of amounts previously received for vacated microwave frequency bands. For the year ended December 31, 2002, other income included $0.6 million for amounts received for previously vacated microwave frequency bands. For the year ended December 31, 2001, other income included bad debt expense of $1.5 million related to the bankruptcy of a telecommunications company that had purchased excess capacity on Northern Border Pipeline's communication system and a $0.7 million charge for reserves established.

11.      RELATIONSHIPS WITH ENRON

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

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

11.      RELATIONSHIPS WITH ENRON(continued)

         On June 13, 2002, the Bankruptcy Court approved a Stipulation and Order entered into on May 15, 2002, by ENA and Northern Border Pipeline pursuant to which ENA agreed that all but one of the shipper contracts, representing 1.7% of pipeline capacity, would be deemed rejected and terminated. The remaining contract was terminated in the third quarter of 2002. For the year ended December 31, 2002, Northern Border Pipeline has experienced lost revenues of approximately $1.8 million related to ENA's capacity. Northern Border Pipeline has filed proofs of claims regarding the amount of damages for breach of contract and other claims in the bankruptcy proceeding. However, Northern Border Pipeline cannot predict the amounts, if any, that it will collect or the timing of collection. Northern Border Pipeline believes, however, that any amounts collected will not be material.

         On December 31, 2003, Enron filed a motion seeking approval of the Bankruptcy Court to provide additional funding to, and for authority to terminate the Enron Corp. Cash Balance Plan (Plan) and certain other defined benefit plans of Enron's affiliates in 'standard terminations' within the meaning of Section 4041 of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Such standard terminations would satisfy all of the obligations of Enron and its affiliates with respect to funding liabilities under the Plan. In addition, a standard termination would eliminate the contingent claims of Pension Benefit Guaranty Corporation (PBGC) against Enron and its affiliates with respect to funding liabilities under the Plan. On January 30, 2004, the Bankruptcy Court entered an order authorizing termination, additional funding and other actions necessary to effect the relief requested. Pursuant to the Bankruptcy Court order, any contributions to the Plan are subject to the prior receipt of a favorable determination by the Internal Revenue Service that the Plan is tax-qualified as of the date of termination. In addition, the Bankruptcy Court order provides that the rights of PBGC and others to assert that their filed claims have not been released or adjudicated as a result of the Bankruptcy Court order and Enron and all other interested parties retained the right to assert that such claims had been adjudicated or released.

         Enron management has informed Northern Plains that it will seek funding contributions from each member of its ERISA controlled group of corporations that employs, or employed, individuals who are, or were, covered under the Plan. Northern Plains has advised us that it is a member of a controlled group of corporations of Enron that employs, or employed, individuals who are, or were, covered under the Plan and that an amount of approximately $3.1 million has been assessed for our proportionate allocation of Northern Plains' proportionate share of the up to $200 million estimated termination costs authorized by the Bankruptcy Court order. Under the operating agreement with Northern Plains, these increased costs may be Northern Border Pipeline's responsibility. While the final amounts have not been determined, Northern Border Pipeline believes this accrual is adequate to cover the allocation of these costs.


         Northern Border Pipeline continues to monitor developments at Enron, to assess the impact on Northern Border Pipeline of its existing agreements and relationships with Enron, and to take appropriate action to protect Northern Border Pipeline's interests.

                        NORTHERN BORDER PIPELINE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

12.      SUBSEQUENT EVENTS

         In December 2003, Northern Border Pipeline's management committee voted to (i) issue equity cash calls to its partners in the total amount of $130 million in early 2004 and $90 million in 2007; (ii) fund future growth capital expenditures with 50% equity capital contributions from its partners; and (iii) change the cash distribution policy of Northern Border Pipeline. Effective January 1, 2004, at that time cash distributions will be equal to 100% of distributable cash flow as determined from Northern Border Pipeline's financial statements based upon earnings before interest, taxes, depreciation and amortization less interest expense and less maintenance capital expenditures. Effective until January 1, 2008 the cash distribution policy will be adjusted to maintain a consistent capital structure. Under the previous cash distribution policy, approximately
         $28-$30 million was retained annually within Northern Border
         Pipeline to periodically repay outstanding bank debt.
         The additional equity contributions in 2004 will be utilized to fully repay Northern Border Pipeline's existing bank debt and thereby reduce its debt leverage in light of existing business conditions. Upon repayment of the existing bank debt, Northern Border Pipeline's next scheduled debt maturity is May 2007.

         Northern Border Pipeline makes distributions to it general partners approximately one month following the end of the quarter. The distribution for the fourth quarter of 2003 of approximately $48.1 million was declared in January 2004 to be paid in January 2004.

         In January 2004, the Partnership and TC PipeLines contributed $45.5 million and $19.5 million, respectively, to Northern Border Pipeline to be used by Northern Border Pipeline to repay a portion of its existing indebtedness under the 2002 Pipeline Credit Agreement.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

Northern Border Pipeline Company:

We have audited in accordance with auditing standards generally accepted in the United States of America, the financial statements of Northern Border Pipeline Company as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 included in this Form 10-K, and have issued our report thereon dated January 27, 2004.

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

KPMG LLP

Omaha, Nebraska
January 27, 2004

                                                                     SCHEDULE II

                        NORTHERN BORDER PIPELINE COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

Column A                    Column B                  Column C                     Column D           Column E
-------------------------------------------------------------------------------------------------------------------
                                                     Additions
                                            --------------------------            Deductions
                           Balance at       Charged to        Charged           For Purpose For
                           Beginning        Costs and         to Other          Which Reserves       Balance at
Description                 of Year          Expenses         Accounts           Were Created        End of Year
----------------------------------------------------------------------------------------------------------------
Reserve for
  regulatory issues
      2003                 $   12,294       $    4,282        $     --          $       10,261       $     6,315
      2002                 $    2,531       $    9,763        $     --          $           --       $    12,294
      2001                 $    1,800       $      731        $     --          $           --       $     2,531

Allowance for
  doubtful accounts
      2003                 $    4,805       $       10        $     --          $           --       $     4,815
      2002                 $    3,176       $    3,452        $     --          $        1,823       $     4,805
      2001                 $       --       $    3,176        $     --          $           --       $     3,176

                                 EXHIBIT INDEX

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

    *10.2 Credit Agreement, dated as of May 16, 2002, among Northern Border Pipeline Company, Bank One, NA, Citibank, N.A., Bank of Montreal, SunTrust Bank, Wachovia Bank, National Association, Banc One Capital Markets, Inc, and Lenders (as defined therein) (Exhibit 10.1 to Northern Border Partners, L.P.'s Current Report on Form 8-K dated June 26, 2002).

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

     31.1   Certification of principal executive officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     31.2   Certification of principal financial officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1   Certification of principal executive officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2   Certification of principal financial officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *99.1 Northern Border Phantom Unit Plan (Exhibit 99.1 to Northern Border Partners, L.P.'s Registration No. 333-66949 and Exhibit 99.1 to Northern Border Partners, L.P.'s Registration No. 333-72696).