Form 10-Q
period 2004-03-31
NORTHERN BORDER PIPELINE CO
filed 2004-05-07
CIK 1095355

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

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

                        NORTHERN BORDER PIPELINE COMPANY

                                TABLE OF CONTENTS

                                                                                           Page No.
                                                                                           --------
PART I.       FINANCIAL INFORMATION

      ITEM 1. Financial Statements

              Statement of Income -

                  Three Months Ended March 31, 2004 and 2003                                  3
              Statement of Comprehensive Income -
                  Three Months Ended March 31, 2004 and 2003                                  3
              Balance Sheet -
                  March 31, 2004 and December 31, 2003                                        4
              Statement of Cash Flows -
                  Three Months Ended March 31, 2004 and 2003                                  5
              Statement of Changes in Partners' Equity -
                  Three Months Ended March 31, 2004                                           6
              Notes to Financial Statements                                                   7

      ITEM 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                              10

      ITEM 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                                                15

      ITEM 4. Controls and Procedures                                                        15

PART II.      OTHER INFORMATION

      ITEM 5. Other Information                                                              16

      ITEM 6. Exhibits and Reports on Form 8-K                                               16

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        NORTHERN BORDER PIPELINE COMPANY
                               STATEMENT OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                             --------------------------
                                                                              2004                2003
                                                                             -------            -------
OPERATING REVENUES                                                           $83,307            $79,892
                                                                             -------            -------
OPERATING EXPENSES
   Operations and maintenance                                                  9,065              8,919
   Depreciation and amortization                                              14,510             14,489
   Taxes other than income                                                     7,913              7,845
                                                                             -------            -------
      Operating expenses                                                      31,488             31,253
                                                                             -------            -------
OPERATING INCOME                                                              51,819             48,639
                                                                             -------            -------
INTEREST EXPENSE                                                              10,221             11,819
                                                                            -------            -------
OTHER INCOME (EXPENSE)                                                           159                (86)
                                                                             -------            -------
NET INCOME TO PARTNERS                                                       $41,757            $36,734
                                                                             =======            =======

                        NORTHERN BORDER PIPELINE COMPANY
                        STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             --------------------------
                                                                              2004               2003
                                                                             -------            -------
Net income to partners                                                       $41,757            $36,734
Other comprehensive income:
   Change associated with current period
     hedging transactions                                                       (402)              (389)
                                                                             -------            -------
Total comprehensive income                                                   $41,355            $36,345
                                                                             =======            =======

              The accompanying notes are an integral part of these
                              financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                                  BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           MARCH 31,          DECEMBER 31,
                                                                             2004                 2003
                                                                          ----------           ----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                              $   46,005           $   28,732
   Accounts receivable                                                        35,165               33,687
   Materials and supplies, at cost                                             4,812                4,818
   Prepaid expenses and other                                                  1,537                2,267
                                                                          ----------           ----------
      Total current assets                                                    87,519               69,504
                                                                          ----------           ----------
NATURAL GAS TRANSMISSION PLANT
   Property, plant and equipment                                           2,437,925            2,438,816
   Less: Accumulated provision for
      depreciation and amortization                                          860,221              847,061
                                                                          ----------           ----------
      Property, plant and equipment, net                                   1,577,704            1,591,755
                                                                          ----------           ----------
OTHER ASSETS
   Derivative financial instruments                                           17,657               16,648
   Other                                                                      12,929               13,402
                                                                          ----------           ----------
      Total other assets                                                      30,586               30,050
                                                                          ----------           ----------
      Total assets                                                        $1,695,809           $1,691,309
                                                                          ==========           ==========

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                       $   23,047           $   22,637
   Accrued taxes other than income                                            28,824               28,947
   Accrued interest                                                           12,775               10,717
                                                                          ----------           ----------
      Total current liabilities                                               64,646               62,301
                                                                          ----------           ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES                                    765,544              821,498
                                                                          ----------           ----------
RESERVES AND DEFERRED CREDITS                                                  5,024                5,072
                                                                          ----------           ----------
COMMITMENTS AND CONTINGENCIES (Note 3)
PARTNERS' EQUITY
   Partners' capital                                                         855,795              797,236
   Accumulated other comprehensive income                                      4,800                5,202
                                                                          ----------           ----------
      Total partners' equity                                                 860,595              802,438
                                                                          ----------           ----------
      Total liabilities and partners' equity                              $1,695,809           $1,691,309
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

                        NORTHERN BORDER PIPELINE COMPANY
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            ---------------------------
                                                                              2004               2003
                                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                                                   $ 41,757           $ 36,734
                                                                            --------           --------
   Adjustments to reconcile net income to partners to
    net cash provided by operating activities:
      Depreciation and amortization                                           14,601             14,580
      Reserves and deferred credits                                              (48)            (9,373)
      Changes in components of working capital                                 1,599              1,487
      Other                                                                     (156)              (124)
                                                                            --------           --------
           Total adjustments                                                  15,996              6,570
                                                                            --------           --------
      Net cash provided by operating activities                               57,753             43,304
                                                                            --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant
      and equipment                                                           (  282)            (1,894)
                                                                            --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Contribution from partners                                                 65,000                --
   Distributions to partners                                                 (48,198)           (41,767)
   Issuance of long-term debt                                                     --             22,000
   Retirement of long-term debt                                              (57,000)           (28,000)
                                                                            --------           --------


      Net cash used in financing activities                                  (40,198)           (47,767)
                                                                            --------           --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       17,273             (6,357)

Cash and cash equivalents-beginning of period                                 28,732             25,358
                                                                            --------           --------

Cash and cash equivalents-end of period                                     $ 46,005           $ 19,001
                                                                            ========           ========

Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
      Interest (net of amount capitalized)                                  $  8,298           $ 11,007
                                                                            ========           ========
Changes in components of working capital:
      Accounts receivable                                                   $    962           $ (5,018)
      Materials and supplies                                                       6                (13)
      Prepaid expenses and other                                                 729                645
      Accounts payable                                                        (2,032)             4,661
      Accrued taxes other than income                                           (123)               284
      Accrued interest                                                         2,057                928
                                                                            --------           --------

        Total                                                               $  1,599           $  1,487
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

                        NORTHERN BORDER PIPELINE COMPANY
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   TC               NORTHERN
                                                PIPELINES            BORDER           ACCUMULATED
                                               INTERMEDIATE       INTERMEDIATE           OTHER          TOTAL
                                                 LIMITED             LIMITED         COMPREHENSIVE     PARTNERS'
                                               PARTNERSHIP        PARTNERSHIP           INCOME          EQUITY
                                               ------------       ------------       -------------     ---------
Balance at December 31, 2003                     $239,171           $558,065            $ 5,202        $802,438

Net income to partners                             12,527             29,230                 --          41,757

Change associated with current
  period hedging transactions                          --                 --               (402)           (402)

  Contributions from partners                      19,500             45,500                 --          65,000

Distributions to partners                         (14,459)           (33,739)                --         (48,198)
                                                 --------           --------            -------        --------

Balance at March 31, 2004                        $256,739           $599,056            $ 4,800        $860,595
                                                 ========           ========            =======        ========

              The accompanying notes are an integral part of these
                              financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      The financial statements included herein have been prepared by Northern Border Pipeline Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, Northern Border Pipeline believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      Northern Border Pipeline records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges with such amounts amortized to interest expense over the term of the hedged debt. During the three months ended March 31, 2004, Northern Border Pipeline amortized $0.4 million related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income. Northern Border Pipeline expects to amortize comparable amounts in each of the remaining quarters of 2004.

      Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At March 31, 2004, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.31%. Northern Border Pipeline's interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the fixed rate debt issued in 2002. The accompanying balance sheet at March 31, 2004, reflects a non-cash gain of approximately $17.7 million in derivative financial instruments with a corresponding increase in long-term debt.

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

3. COMMITMENTS AND CONTINGENCIES

      On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation ("Tribes") filed a lawsuit in Tribal Court against Northern Border Pipeline to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Indian Reservation. Since the filing of the lawsuit, the Tribes have continued to assess annual utilities taxes of approximately $1.8 million per year, which remain unpaid. Based upon federal court decisions and other defenses, Northern Border Pipeline believes that the Tribes do not have the authority to impose these taxes. The Tribes and Northern Border Pipeline, through a mediation process, have held settlement discussions and have reached a settlement in principle on pipeline right-of-way lease and taxation issues, subject to final documentation and necessary government approvals. This settlement grants to Northern Border Pipeline, among other things, (i) an option to renew the pipeline right-of-way lease upon agreed terms and conditions on or before April 1, 2011 for a term of 25 years with a renewal right for an additional 25 years; (ii) a present right to use additional tribal lands for expanded facilities; and (iii) release and satisfaction of all tribal taxes against Northern Border Pipeline. If the settlement is executed by the Tribes and approved by the Bureau of Indian Affairs, in consideration of this option and other benefits, Northern Border Pipeline will pay a lump sum amount of $5.9 million and an annual amount of approximately $1.5 million effective April 2004 until April 2011. Northern Border Pipeline intends to seek regulatory recovery of the costs resulting from the settlement. Northern Border Pipeline is unable to predict at this time if or when all the approvals will be obtained. Northern Border Pipeline believes that the outcome of this settlement will not have a material adverse impact on its results of operations for 2004 or financial position.

      Various legal actions that have arisen in the ordinary course of business are pending. Northern Border Pipeline believes that the resolution of these issues will not have a material adverse impact on Northern Border Pipeline's results of operations or financial position.

4. SUBSEQUENT EVENTS

      Northern Border Pipeline makes distributions to its general partners approximately one month following the end of the quarter. The distributions for the first quarter of 2004 of approximately $56.2 million were paid on May 3, 2004.

      On April 27, 2004, Northern Border Pipeline issued a $65.0 million cash call to its partners to be paid on May 14, 2004. The funds will be used by Northern Border Pipeline to repay a portion of its existing indebtedness.

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

OVERVIEW

      There are several major business drivers that have an impact on Northern Border Pipeline's business. These factors are discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Northern Border Pipeline's 2003 Form 10-K.

      Firm transportation contracts representing approximately 30% of Northern Border Pipeline's contracted capacity, or 778 million cubic feet per day ("MMcf/d"), expire late in 2004. Northern Border Pipeline has successfully extended contracts for 88 MMcf/d with existing shippers and has begun a regulatory mandated process involving existing shippers' right of first refusal ("ROFR") for the remaining available capacity. The ROFR process, which began on April 1, 2004 and will conclude in mid-June 2004, is an auction process where the current shipper, whose contracted capacity is expiring, is allowed to match the best bid for that capacity. Any remaining unsold capacity is then offered on a first come, first served basis. The success of the auction process will depend on gas price comparisons between Alberta, Canada and Ventura, Iowa. Northern Border Pipeline continues to believe that the near-term fundamentals of supplies and markets support its ongoing success in re-contracting its capacity.

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

      Northern Border Pipeline's significant accounting policies are summarized in Note 2 - Notes to Financial Statements included in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2003. Certain of Northern Border Pipeline's accounting policies are of more significance in its financial statement preparation process than others.

      Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

nonregulated entities. Northern Border Pipeline continually assesses whether the regulatory assets are probable of future recovery by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, Northern Border Pipeline would be required to write-off the regulatory assets at that time. At March 31, 2004, Northern Border Pipeline has reflected regulatory assets of $8.0 million, which are being recovered from its shippers over varying periods of time.

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

      Northern Border Pipeline's accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At March 31, 2004, Northern Border Pipeline's balance sheet included assets from derivative financial instruments of $17.7 million.

RESULTS OF OPERATIONS

      Net income to partners increased $5.0 million for the first quarter of 2004, as compared to the same period in 2003. Northern Border Pipeline's net income was increased by higher operating revenues and decreases in interest expense.

      Operating revenues increased $3.4 million for the first quarter of 2004, as compared to the same period in 2003. The increase in Northern Border Pipeline's revenues was due to several factors. Northern Border Pipeline was able to generate and retain additional revenue from the sale of short-term capacity, which represented approximately $1.8 million of the increase. The leap year added an additional day of transportation, which approximated $0.9 million of the revenue increase. Under a condition of Northern Border Pipeline's rate case settlement, it was required to share interruptible transportation and new services revenue with its shippers. This condition expired in October 2003 and allowed Northern Border Pipeline to realize an additional $0.7 million of revenue during the first quarter of 2004.

     Interest expense decreased $1.6 million for the first quarter of 2004, as compared to the same period in 2003, due to a decrease in Northern Border Pipeline's average interest rate as well as a decrease in average debt outstanding.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND CREDIT FACILITIES

      Northern Border Pipeline's debt and credit facilities outstanding at March 31, 2004, are as follows:

                                              Payments Due by Period
                                            --------------------------
                                            Current Portion
                                               (Less Than   Long-Term
                                    Total       1 Year)       Portion
                                   -----------------------------------
                                             (In Thousands)
  $175 million Pipeline Credit
    Agreement, average 2.01%,
    due 2005                       $ 74,000     $    --     $ 74,000
  6.25% Senior Notes due 2007       225,000          --      225,000
  7.75% Senior Notes due 2009       200,000          --      200,000
  7.50% Senior Notes due 2021       250,000          --      250,000
                                   --------     -------     --------
Total                              $749,000     $    --     $749,000
                                   ========     =======     ========

      Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At March 31, 2004, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.31%.

      Short-term liquidity needs will be met by operating cash flows and through the Pipeline Credit Agreement. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

      Cash flows provided by operating activities were $57.8 million in the first quarter of 2004 as compared to $43.3 million for the comparable period in 2003. Increases in operating revenues and lower interest expense for 2004 contributed approximately $5.0 million to the increase between 2004 and 2003. In addition, the first quarter of 2003 reflects lower cash flows from operating activities of approximately $9.6 million primarily due to the discontinuance of certain shipper transportation prepayments.

CASH FLOWS FROM INVESTING ACTIVITIES

      Capital expenditures were $0.3 million for the first quarter of 2004 as compared to $1.9 million for the comparable period in 2003. The capital expenditures for 2004 and 2003 were primarily related to renewals and replacements of existing facilities.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

      Total capital expenditures for 2004 are estimated to be $16 million primarily related to renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2004 capital expenditures primarily by borrowing under the Pipeline Credit Agreement and using operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows used in financing activities were $40.2 million for the first quarter of 2004 as compared to $47.8 million for the comparable period in 2003. Distributions to partners were $48.2 million and $41.8 million in the first quarters of 2004 and 2003, respectively. Effective January 1, 2004, each quarterly distribution is equal to 100% of distributable cash flow as determined by the previous quarter's earnings before interest expense, taxes other than income, depreciation and amortization, less interest expense and less maintenance capital expenditures.

      A distribution of approximately $56.2 million was declared for the first quarter of 2004 and paid on May 3, 2004.

      Contributions from partners were $65.0 million in 2004. For 2003, borrowings on long-term debt totaled $22.0 million. Total payments on debt were $57.0 million and $28.0 million in 2004 and 2003, respectively.

UPDATE ON THE IMPACT OF ENRON'S CHAPTER 11 FILING ON NORTHERN BORDER PIPELINE'S BUSINESS

      As discussed in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2003, on December 2, 2001, Enron Corp. and certain of its wholly-owned subsidiaries filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Refer to the Form 10-K for the year ended December 31, 2003 for the full discussion of impacts of Enron's Chapter 11 Filing on Northern Border Pipeline's business.

      On March 31, 2004, Enron transferred its ownership interests in Northern Plains Natural Gas Company and Pan Border Gas Company to CrossCountry Energy, LLC ("CrossCountry'). In addition, CrossCountry and Enron entered into a transition services agreement pursuant to which Enron will provide to CrossCountry, on an interim, transitional basis, various services, including but not limited to (i) information technology services, (ii) accounting system usage rights and administrative support and (iii) payroll, employee benefits and administrative services. In turn, these services are provided to Northern Border Pipeline through Northern Plains. The agreement terminates on the earlier of a sale of CrossCountry or December 31, 2004. The agreement may be extended by mutual agreement of the parties and approval of the Official Committee of Unsecured Creditors. Northern Border Pipeline has been advised by the management of Northern Plains that they believe these services will continue to be provided either through a new transition services agreement, from CrossCountry or through agreements with third parties.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

      On January 9, 2004, the Bankruptcy Court approved as complete the amended joint Chapter 11 plan and related disclosure statement ("Chapter 11 Plan"). The Chapter 11 Plan has been submitted to the creditors for approval. A number of creditors have filed objections to the Chapter 11 Plan. The Bankruptcy Court rescheduled to June 3, 2004 a hearing on the approval. Under the Chapter 11 Plan, it is anticipated that if CrossCountry is not sold to a third party, as permitted by the Chapter 11 Plan, its shares would be distributed directly or indirectly to creditors and debtors.

PUBLIC UTILITY HOLDING COMPANY ACT ("PUHCA") REGULATION

      As more fully discussed in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2003, on March 9, 2004, Enron registered as a holding company under the Public Utility Holding Company Act of 1935 ("PUHCA"). Under PUHCA, Northern Border Pipeline is a subsidiary of a registered holding company. Immediately after Enron registered, the Securities and Exchange Commission ("SEC") issued an order granting Enron and its subsidiaries authority to undertake certain transactions without further authorization from the SEC under PUHCA.

      In April, Northern Border Pipeline entered into an amendment with the lenders under its credit agreement that will allow Northern Border Pipeline, as a subsidiary of a registered holding company, to continue to borrow funds as needed.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      The statements in this Quarterly Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of Northern Border Pipeline's operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding Northern Border Pipeline's estimated capital expenditures for 2004. Although Northern Border Pipeline believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include developments in the December 2, 2001 filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, regulation under PUHCA, ability to settle with the Fort Peck Tribes on rights-of-way and tax issues, ability to control operating costs, ability to market pipeline capacity on favorable terms, performance of contractual obligations by the shippers, industry results, future demand for natural gas, availability of supplies of Canadian natural gas, political and regulatory developments that impact FERC proceedings involving Northern Border Pipeline, Northern Border Pipeline's success in sustaining its positions in such proceedings or the

                   PART I. FINANCIAL INFORMATION - (CONCLUDED)

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                        NORTHERN BORDER PIPELINE COMPANY

      Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swaps as a means to manage interest expense by converting a portion of fixed rate debt into variable rate debt to take advantage of declining interest rates. At March 31, 2004 Northern Border Pipeline had $299.0 million of variable rate debt outstanding (approximately 40% of its debt portfolio), $225.0 million of which was previously fixed rate debt that had been converted to variable rate debt through the use of interest rate swaps. For additional information on Northern Border Pipeline's derivative instruments, see
Note 2 to the Financial Statements, included elsewhere in this report.

                         ITEM 4. CONTROLS AND PROCEDURES

                        NORTHERN BORDER PIPELINE COMPANY

      Those officers of Northern Plains that are the equivalent of Northern Border Pipeline's principal executive officer and principal financial officer have evaluated the effectiveness of Northern Border Pipeline's "disclosure controls and procedures," as such term is defined in Rule 13(a)-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, they have concluded that Northern Border Pipeline's disclosure controls and procedures are effective. There were no significant changes in Northern Border Pipeline's internal controls or in other factors that could significantly affect these controls, as of the end of the period covered by this report.

                           PART II. OTHER INFORMATION

                        NORTHERN BORDER PIPELINE COMPANY

ITEM 5. Other Information

      In Northern Border Pipeline's pending proceeding before the Federal Energy Regulatory Commission ("FERC") on procedures for awarding capacity, an order was issued on April 15, 2004 in which the FERC requested comments from interested parties on whether the FERC's current policy on awarding available capacity to a short-haul shipper appropriately balances the risks to the pipeline, bidding shippers and other shippers on the pipeline. Comments are due by June 15, 2004.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

      10.1 First Amendment to the Revolving Credit Agreement dated as of April 9, 2004 between Northern Border Pipeline, Bank One, NA and the lenders named therein.

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

(b)   Reports on Form 8-K.

      1) Northern Border Pipeline filed a Current Report on Form 8-K, dated February 9, 2004, including a copy of a press release announcing Enron's filing with the SEC requesting authorization for, among other items, certain transactions specific to Northern Border Partners and its subsidiaries, including a request to permit Northern Border Partners to declare and pay distributions. The information was furnished under Item 5 of the Form.

      2) Northern Border Pipeline filed a Current Report on Form 8-K, dated March 10, 2004, including a copy of Northern Border Partners, L.P. press release announcing that the Securities and Exchange Commission granted Enron's request on behalf of Northern Border Partners, L.P. to allow Northern Border Partners, L.P. to declare and pay distributions. The information was furnished under Item 9 of the Form.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NORTHERN BORDER PIPELINE COMPANY
                                         (A Texas General Partnership)

Date: May 7, 2004                        By: /s/ Jerry L. Peters
                                             --------------------------------
                                             Jerry L. Peters
                                             Vice President, Finance and
                                               Treasurer

                               INDEX TO EXHIBITS

Exhibits                                 Description
---------    ----------------------------------------------------------------
  10.1       First Amendment to the Revolving Credit Agreement dated as of April
             9, 2004 between Northern Border Pipeline, Bank One, NA and the lenders named therein.

  31.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 302 of the Sarbanes-
             Oxley Act of 2002.

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
