Form 10-Q
period 2004-06-30
NORTHERN BORDER PIPELINE CO
filed 2004-08-06
CIK 1095355

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______ to ________.

                        Commission File Number 333-88577
                        NORTHERN BORDER PIPELINE COMPANY

             (Exact name of registrant as specified in its charter)

            Texas                                    74-2684967
            -----                                    ----------
(State or other jurisdiction of           (I.R.S. Employer Identification
incorporation or organization)                         Number)

       13710 FNB Parkway
        Omaha, Nebraska                                        68154-5200
        ---------------                                        ----------
(Address of principal executive                                (Zip code)
         offices)

                                 (402) 492-7300
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Not applicable.

                                     1 OF 23

                        NORTHERN BORDER PIPELINE COMPANY

                                TABLE OF CONTENTS

                                                                                          Page No.
                                                                                          --------
PART I.   FINANCIAL INFORMATION

      ITEM 1. Financial Statements

              Statement of Income -
                  Three Months Ended June 30, 2004 and 2003
                  and Six Months Ended June 30, 2004 and 2003                                 3
              Statement of Comprehensive Income -
                  Three Months Ended June 30, 2004 and 2003
                  and Six Months Ended June 30, 2004 and 2003                                 3
              Balance Sheet - June 30, 2004
                  and December 31, 2003                                                       4
              Statement of Cash Flows -
                  Six Months Ended June 30, 2004 and 2003                                     5
              Statement of Changes in Partners' Equity -
                  Six Months Ended June 30, 2004                                              6
              Notes to Financial Statements                                                   7

      ITEM 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                   9

      ITEM 3. Quantitative and Qualitative Disclosures About
              Market Risk                                                                    18

      ITEM 4. Controls and Procedures                                                        19

PART II.  OTHER INFORMATION

      ITEM 1. Legal Proceedings                                                              21

      ITEM 5. Other Information                                                              21

      ITEM 6. Exhibits and Reports on Form 8-K                                               21

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        NORTHERN BORDER PIPELINE COMPANY
                               STATEMENT OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                                         --------                    --------
                                                     2004          2003            2004           2003
                                                     ----          ----            ----           ----
OPERATING REVENUES                                  $81,532       $80,659        $164,839       $160,551
                                                    -------       -------        --------       --------
OPERATING EXPENSES
   Operations and maintenance                         9,760        10,363          18,825         19,282
   Depreciation and amortization                     14,546        14,431          29,056         28,920
   Taxes other than income                            6,390         6,950          14,303         14,795
                                                    -------       -------        --------       --------
      Operating expenses                             30,696        31,744          62,184         62,997
                                                    -------       -------        --------       --------
OPERATING INCOME                                     50,836        48,915         102,655         97,554
                                                    -------       -------        --------       --------
INTEREST EXPENSE                                      9,923        11,612          20,144         23,431
                                                    -------       -------        --------       --------
OTHER INCOME                                            384           314             543            228
                                                    -------       -------        --------       --------
NET INCOME TO PARTNERS                              $41,297       $37,617        $ 83,054       $ 74,351
                                                    =======       =======        ========       ========

                        NORTHERN BORDER PIPELINE COMPANY
                        STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                         --------                  --------
                                                     2004          2003           2004           2003
                                                     ----          ----           ----           ----
Net income to partners                              $41,297       $37,617        $83,054        $74,351
Other comprehensive income:
   Change associated with current
     period hedging transactions                       (401)         (389)          (803)          (778)
                                                    -------       -------        -------        -------
Total comprehensive income                          $40,896       $37,228        $82,251        $73,573
                                                    =======       =======        =======        =======

      The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                                  BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        JUNE 30,     DECEMBER 31,
                                                          2004          2003
                                                          ----          ----
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           $   25,117     $   28,732
   Accounts receivable                                     38,412         33,687
   Materials and supplies, at cost                          3,628          4,818
   Prepaid expenses and other                               1,211          2,267
                                                       ----------     ----------
      Total current assets                                 68,368         69,504
                                                       ----------     ----------
NATURAL GAS TRANSMISSION PLANT
   Property, plant and equipment                        2,442,825      2,438,816
   Less: Accumulated provision for
      depreciation and amortization                       874,622        847,061
                                                       ----------     ----------
      Property, plant and equipment, net                1,568,203      1,591,755
                                                       ----------     ----------
OTHER ASSETS
   Derivative financial instruments                        10,421         16,648
   Other                                                   12,456         13,402
                                                       ----------     ----------
      Total other assets                                   22,877         30,050
                                                       ----------     ----------
      Total assets                                     $1,659,448     $1,691,309
                                                       ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                    $   25,173     $   22,637
   Accrued taxes other than income                         24,533         28,947
   Accrued interest                                        10,507         10,717
                                                       ----------     ----------
      Total current liabilities                            60,213         62,301
                                                       ----------     ----------
LONG-TERM DEBT                                            684,346        821,498
                                                       ----------     ----------
RESERVES AND DEFERRED CREDITS                               4,596          5,072
                                                       ----------     ----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY
   Partners' capital                                      905,894        797,236
   Accumulated other comprehensive income                   4,399          5,202
                                                       ----------     ----------
      Total partners' equity                              910,293        802,438
                                                       ----------     ----------
      Total liabilities and partners' equity           $1,659,448     $1,691,309
                                                       ==========     ==========

      The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                                   --------
                                                                                2004         2003
                                                                                ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                                                    $  83,054    $  74,351
                                                                             ---------    ---------
   Adjustments to reconcile net income to partners to net cash provided by operating activities:
      Depreciation and amortization                                             29,239       29,103
      Provision for regulatory refunds                                              --          261
      Regulatory refunds paid                                                       --      (10,261)
      Reserves and deferred credits                                               (475)         604
      Changes in components of working capital                                  (5,225)     (16,025)
      Other                                                                       (294)        (249)
                                                                             ---------    ---------
           Total adjustments                                                    23,245        3,433
                                                                             ---------    ---------
      Net cash provided by operating activities                                106,299       77,784
                                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant
      and equipment                                                             (4,518)      (2,075)
                                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Contributions from partners                                                 130,000           --
   Distributions to partners                                                  (104,396)     (74,208)
   Issuance of long-term debt                                                       --       39,000
   Retirement of long-term debt                                               (131,000)     (38,000)
                                                                             ---------    ---------
      Net cash used in financing activities                                   (105,396)     (73,208)
                                                                             ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (3,615)       2,501

Cash and cash equivalents-beginning of period                                   28,732       25,358
                                                                             ---------    ---------
Cash and cash equivalents-end of period                                      $  25,117    $  27,859
                                                                             =========    =========
Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
      Interest (net of amount capitalized)                                   $  20,623    $  23,788
                                                                             =========    =========
   Changes in components of working capital:
      Accounts receivable                                                    $   1,869    $  (3,885)
      Materials and supplies                                                       478          139
      Prepaid expenses and other                                                 1,056          684
      Accounts payable                                                          (4,004)      (9,326)
      Accrued taxes other than income                                           (4,414)      (3,512)
      Accrued interest                                                            (210)        (125)
                                                                             ---------    ---------
        Total                                                                $  (5,225)   $ (16,025)
                                                                             =========    =========

      The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     TC             NORTHERN
                                                  PIPELINES          BORDER           ACCUMULATED
                                                 INTERMEDIATE      INTERMEDIATE          OTHER         TOTAL
                                                   LIMITED           LIMITED          COMPREHENSIVE   PARTNERS'
                                                 PARTNERSHIP       PARTNERSHIP           INCOME        EQUITY
                                                 -----------       -----------           ------        ------
Balance at December 31, 2003                     $    239,171      $    558,065       $       5,202   $   802,438

Net income to partners                                 24,916            58,138                  --        83,054

Change associated with current
  period hedging transactions                              --                --                (803)         (803)

Contributions from partners                            39,000            91,000                  --       130,000

Distributions to partners                             (31,319)          (73,077)                 --      (104,396)
                                                 ------------      ------------       -------------   -----------
Balance at June 30, 2004                         $    271,768      $    634,126       $       4,399   $   910,293
                                                 ============      ============       =============   ===========

      The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      The financial statements included herein have been prepared by Northern Border Pipeline Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, Northern Border Pipeline believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2003.

      The preparation of financial statements in conformity with GAAP requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      Northern Border Pipeline records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges with such amounts amortized to interest expense over the term of the hedged debt. During the three months and six months ended June 30, 2004, Northern Border Pipeline amortized $0.4 million and $0.8 million, respectively, related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income. Northern Border Pipeline expects to amortize comparable amounts in each of the remaining quarters of 2004.

      Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At June 30, 2004, the average effective interest rate on Northern Border Pipeline's

                   ITEM 1. FINANCIAL STATEMENTS - (CONCLUDED)

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

interest rate swap agreements was 2.46%. Northern Border Pipeline's interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the fixed rate debt issued in 2002. The accompanying balance sheet at June 30, 2004, reflects derivative financial instrument assets of approximately $10.4 million with a corresponding increase in long-term debt.

3. COMMITMENTS AND CONTINGENCIES

      On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation ("Tribes") filed a lawsuit in Tribal Court against Northern Border Pipeline to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit relates to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Indian Reservation. Since the filing of the lawsuit, the Tribes have continued to assess annual utilities taxes of approximately $1.8 million per year, which remain unpaid. Based upon federal court decisions and other defenses, Northern Border Pipeline believes that the Tribes do not have the authority to impose these taxes. The Tribes and Northern Border Pipeline, through a mediation process, have held settlement discussions and have reached a settlement in principle on pipeline right-of-way lease and taxation issues, subject to final documentation and necessary government approvals. This settlement grants to Northern Border Pipeline, among other things: (i) an option to renew the pipeline right-of-way lease upon agreed terms and conditions on or before April 1, 2011 for a term of 25 years with a renewal right for an additional 25 years; (ii) a right to use additional tribal lands for expanded facilities; and (iii) release and satisfaction of all tribal taxes against Northern Border Pipeline. Upon execution by the parties and approval by the Bureau of Indian Affairs, in consideration of this option and other benefits, Northern Border Pipeline will pay a lump sum amount of $5.9 million and an annual amount of approximately $1.5 million effective April 2004 until April 2011. Northern Border Pipeline intends to seek regulatory recovery of the costs resulting from the settlement. Northern Border Pipeline believes that the settlement should be executed in the very near future and will be presented to the Bureau of Indian Affairs for approval. Northern Border Pipeline is unable to predict at this time if or when such approval will be obtained. Northern Border Pipeline believes that the outcome of this settlement will not have a material adverse impact on its results of operations for 2004 or financial position.

      Various legal actions that have arisen in the ordinary course of business are pending. Northern Border Pipeline believes that the resolution of these issues will not have a material adverse impact on Northern Border Pipeline's results of operations or financial position.

4. SUBSEQUENT EVENTS

      Northern Border Pipeline makes distributions to its general partners approximately one month following the end of the quarter. The distributions for the second quarter of 2004 of approximately $51.6 million were paid August 2, 2004.

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

OVERVIEW

      There are several major business drivers that have an impact on Northern Border Pipeline's business. These factors are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in Northern Border Pipeline's 2003 Annual Report on Form 10-K for the year ended December 31, 2003.

      Firm transportation contracts representing approximately 30% of Northern Border Pipeline's contracted capacity, or 778 million cubic feet per day ("MMcf/d"), expire late in 2004. By the end of the second quarter, Northern Border Pipeline successfully extended contracts for approximately 18% of that capacity with existing shippers at maximum transportation rates for terms of at least one year. The remaining 637 MMcf/d of the 2004 expiring capacity is currently available for recontracting. Also, there will be an additional 126 MMcf/d available for recontracting in April 2005.

      Northern Border Pipeline's objective is to recontract the remaining pipeline capacity at maximum transportation rates. Because the current forward basis differentials are currently less than Northern Border Pipeline's maximum transportation rate, it may be selling a significant portion of this capacity on a short-term basis. Also, Northern Border Pipeline may be awarding contracts to shippers who bid at maximum rates but for distances less than the full transportation path.

      On July 14, 2004, Northern Border Pipeline announced an open season for a proposed expansion from various receipts point along the pipeline system for deliveries into the Chicago area. The project, with an estimated 130 MMcf/d of capacity, would involve construction of a new compressor station and minor modifications to other compressor stations, and is estimated to cost approximately $20 million. The projected in-service date would be April 1, 2006. Northern Border Pipeline is presently evaluating the bids received.

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

      Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. Northern Border Pipeline continually assesses whether the future recovery of the regulatory assets is probable by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, Northern Border Pipeline would be required to write-off the regulatory assets at that time. At June 30, 2004, Northern Border Pipeline has recorded regulatory assets of $7.7 million, which are being recovered from its shippers over varying periods of time.

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

      Northern Border Pipeline's accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At June 30, 2004, Northern Border Pipeline's balance sheet reflects derivative financial instrument assets of approximately $10.4 million with a corresponding increase in long-term debt.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

RESULTS OF OPERATIONS

SECOND QUARTER 2004 COMPARED WITH SECOND QUARTER 2003

      Net income to partners increased $3.7 million for the second quarter of 2004, as compared to the same period in 2003. Higher operating revenues, lower operating expenses and reductions in interest expense increased Northern Border Pipeline's net income.

      Operating revenues increased $0.9 million for the second quarter of 2004, as compared to the same period in 2003. Under a condition of Northern Border Pipeline's previous rate case settlement, it was required to share interruptible transportation and new services revenues with its shippers. This condition expired in October 2003 and allowed Northern Border Pipeline to realize an additional $0.6 million of revenue during the second quarter of 2004. Northern Border Pipeline was able to generate and retain additional revenue from the sale of short-term capacity, which represented approximately $0.3 million of the increase.

     Operations and maintenance expenses decreased $0.6 million for the second quarter of 2004, as compared to the same period in 2003, due primarily to the settlement of previously accrued charges for administrative services provided by the operator and its affiliates reducing expense by approximately $1.1 million. Partially offsetting this reduction was $0.7 million of expense for the option to renew a pipeline right-of-way lease with the Fort Peck Indian Reservation (see Note 3 - Notes to Financial Statements).

     Taxes other than income decreased $0.6 million for the second quarter of 2004, as compared to the same period in 2003, due primarily to adjustments to ad valorem taxes. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Reductions to previous estimates in 2004 exceeded reductions to previous estimates in 2003 by approximately $0.6 million.

      Interest expense decreased $1.7 million for the second quarter of 2004, as compared to the same period in 2003, due primarily to a decrease in Northern Border Pipeline's average debt outstanding.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

      Net income to partners increased $8.7 million for the six months ended June 30, 2004, as compared to the same period in 2003. Higher operating revenues, decreases in operating expenses and reductions in interest expense increased Northern Border Pipeline's net income.

     Operating revenues increased $4.3 million for the six months ended June 30, 2004, as compared to the same period in 2003. Northern Border Pipeline was able to generate and retain additional revenue from the sale of short-term capacity, which represented approximately $2.1 million of the

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

increase. The leap year added an additional day of transportation, which approximated $0.9 million of the revenue increase. Under a condition of Northern Border Pipeline's previous rate case settlement, it was required to share interruptible transportation and new services revenues with its shippers. This condition expired in October 2003 and allowed Northern Border Pipeline to realize an additional $1.3 million of revenue for the six months ended June 30, 2004.

     Operations and maintenance expenses decreased $0.5 million for the six months ended June 30, 2004, as compared to the same period in 2003. Administrative expenses provided by the operator and its affiliates decreased $1.5 million primarily related to the settlement of previous accrued charges. In addition, benefits costs were reduced approximately $0.6 million compared to the same period in 2003. Partially offsetting these reductions was $0.8 million of higher electricity costs for Northern Border Pipeline's electric-powered compressors and $0.7 million of expense for the option to renew a pipeline right-of-way lease with the Fort Peck Indian Reservation (see Note 3 - Notes to Financial Statements).

     Taxes other than income decreased $0.5 million for the six months ended June 30, 2004, as compared to the same period in 2003. Both 2004 and 2003 included adjustments to ad valorem taxes. Northern Border Pipeline periodically reviews and adjusts its estimates of ad valorem taxes. Reductions to previous estimates in 2004 exceeded reductions to previous estimates in 2003 by approximately $0.6 million.

      Interest expense decreased $3.3 million for the six months ended June 30, 2004, as compared to the same period in 2003, primarily due to a decrease in Northern Border Pipeline's average debt outstanding as well as a decrease in average interest rates.

      Other income increased $0.3 million for the six months ended June 30, 2004, as compared to the same period in 2003. The 2004 amount includes the reversal of reserves of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND CREDIT FACILITIES

      Northern Border Pipeline's debt and credit facilities outstanding at June 30, 2004, are as follows:

                                      Total
                                    Long Term
                                 (In Thousands)
                                 --------------
  $175 million Pipeline Credit
    Agreement, due 2005             $     --
  6.25% Senior Notes due 2007        225,000
  7.75% Senior Notes due 2009        200,000
  7.50% Senior Notes due 2021        250,000
                                    --------
Total                               $675,000
                                    ========

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

      Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At June 30, 2004, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.46%.

      Short-term liquidity needs will be met by operating cash flows and through the Pipeline Credit Agreement. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

      Cash flows provided by operating activities were $106.3 million in the six months ended June 30, 2004 as compared to $77.8 million for the comparable period in 2003. Increases in operating revenues and lower interest expense for 2004 contributed approximately $7.6 million to the increase between 2004 and 2003. In addition, the six months ended June 30, 2003 reflects lower cash flows from operating activities of approximately $9.5 million due to the discontinuance of certain shipper transportation prepayments, and refunds to shippers for $10.3 million due to the FERC rejecting Northern Border Pipeline's proposed tariff sheet revision for company use gas.

CASH FLOWS FROM INVESTING ACTIVITIES

      Capital expenditures were $4.5 million for the six months ended June 30, 2004 as compared to $2.1 million for the comparable period in 2003. The capital expenditures for 2004 and 2003 were primarily related to renewals and replacements of existing facilities.

      Total capital expenditures for 2004 are estimated to be $14 million, primarily related to renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2004 capital expenditures primarily by borrowing under the Pipeline Credit Agreement and using operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows used in financing activities were $105.4 million for the six months ended June 30, 2004 as compared to $73.2 million for the comparable period in 2003. Distributions to partners were $104.4 million and $74.2 million in the six months ended June 30, 2004 and 2003, respectively. The distributions for 2003 were reduced in accordance with the then approved distribution formula to reflect the impact of the refunds ordered by the FERC on March 27, 2003.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

      Effective January 1, 2004, each quarterly distribution is equal to 100% of distributable cash flow as determined by the previous quarter's earnings before interest expense, depreciation and amortization, less interest expense and less maintenance capital expenditures.

      A distribution of approximately $51.6 million was declared for the second quarter of 2004 and paid on August 2, 2004.

      Contributions from partners were $130.0 million in 2004. For 2003, borrowings on long-term debt totaled $39.0 million. Total payments on debt were $131.0 million and $38.0 million in 2004 and 2003, respectively.

UPDATE ON THE IMPACT OF ENRON'S CHAPTER 11 FILING ON NORTHERN BORDER PIPELINE'S BUSINESS

       As discussed in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2003, on December 2, 2001, Enron Corp. and certain of its wholly owned subsidiaries filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Refer to the Form 10-K for the year ended December 31, 2003 for the full discussion of impacts of Enron's Chapter 11 Filing on Northern Border Pipeline's business.

      On March 31, 2004, Enron transferred its ownership interests in Northern Plains Natural Gas Company and Pan Border Gas Company to CrossCountry Energy, LLC ("CrossCountry"). In addition, CrossCountry and Enron entered into a transition services agreement pursuant to which Enron will provide to CrossCountry, on an interim, transitional basis, various services, including but not limited to (i) information technology services, (ii) accounting system usage rights and administrative support and (iii) payroll, employee benefits and administrative services. In turn, these services are provided to Northern Border Pipeline through Northern Plains. The agreement terminates on the earlier of a sale of CrossCountry or December 31, 2004. The agreement may be extended by mutual agreement of the parties and approval of Enron's Official Committee of Unsecured Creditors.

      On June 24, 2004, Enron announced that it had reached an agreement with a joint venture of Southern Union Company and GE Commercial Finance Energy Financial Services ("Southern Union/GE Joint Venture") for the sale of CrossCountry. The bid of Southern Union/GE Joint Venture will be the "stalking horse" for an auction of CrossCountry. The Bankruptcy Court approved the bidding procedures. Bids are due August 23, 2004 for the September 1, 2004 auction. The Bankruptcy Court is scheduled to approve the winning bid on September 9, 2004. The sale of CrossCountry, which is subject to certain regulatory and governmental approvals, is expected to close by mid-December 2004. Enron has agreed to provide certain transition services

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

for a period of six months from the closing date, consistent with terms of the agreement between Enron and Southern Union/GE Joint Venture. Once the buyer has been approved and the terms of that extended transition services agreement are known, Northern Plains will advise Northern Border Pipeline on any impacts to resources, systems and timing of the services provided to Northern Border Pipeline.

      As previously reported in Northern Border Pipeline's Form 10-K for the year ended December 31, 2003, on December 31, 2003, Enron filed a motion seeking approval of the Bankruptcy Court to provide additional funding to, and for authority to terminate, the Enron Corp. Cash Balance Plan ("Cash Balance Plan") and certain other defined benefit plans of Enron's affiliates (collectively, the "Plans") in "standard terminations" within the meaning of Section 4041 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Such standard terminations would satisfy all of the obligations of Enron and its affiliates with respect to funding liabilities under the Plans. In addition, a standard termination would eliminate the contingent claims of the Pension Benefit Guaranty Corporation ("PBGC") against Enron and its affiliates with respect to funding liabilities under the Plans. On January 30, 2004, the Bankruptcy Court entered an order authorizing the termination, additional funding and other actions necessary to effect the relief requested. Pursuant to the Bankruptcy Court order, any contributions to the Plans are subject to the prior receipt of a favorable determination by the Internal Revenue Service that the Plans are tax-qualified as of their respective dates of termination.

      On June 2, 2004, the PBGC issued a notice to Enron stating that it had determined that the Plans will be unable to pay benefits when due and should be terminated in order to protect the interests of the participants in the Plans, and/or that the risk of loss to the PBGC would increase unreasonably if the Plans were not so terminated. On June 3, 2004, the PBGC filed a complaint in the District Court for the Southern District of Texas against Enron as the sponsor and/or administrator of the Plans (the "Action") which complaint was served on Enron on July 19, 2004. By filing the Action, the PBGC is seeking an order (i) terminating the Plans; (ii) appointing the PBGC the statutory trustee of the Plans; (iii) requiring transfer to the PBGC of all records, assets or other property of the Plans required to determine the benefits payable to the Plans' participants; and (iv) establishing June 2, 2004 as the termination date of the Plans.

      Enron management previously informed Northern Plains that Enron will seek funding contributions from each member of its ERISA controlled group of corporations that employs, or employed, individuals who are, or were, covered under the Cash Balance Plan. Northern Plains is considered a member of Enron's ERISA controlled group of corporations. As of December 31, 2003, an amount of approximately $3.1 million, relating to the operations of Northern Border Pipeline, was

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

estimated for Northern Plains' proportionate share of the up to $200 million estimated termination costs for the Plans authorized by the Bankruptcy Court order. Under the operating agreement with Northern Plains, these costs may be Northern Border Pipeline's responsibility. In December of 2003, Northern Border Pipeline accrued $3.1 million to satisfy claims of reimbursement for these termination costs. While the claims for reimbursement cannot be determined at this time, they could be less than the amount accrued.

      The Action and the possible consequences of an adverse determination of the Action have the potential to increase the costs of the termination of the Plans and potentially the estimated share of Northern Plains' termination costs. Enron and its affiliates have taken certain steps to protect non-debtor interests and the acquirers of such interests that should limit the impact of the Action on Northern Plains. First, pursuant to the modified Fifth Amended Joint Plan of Reorganization, filed with the Bankruptcy Court on June 1, 2004, Enron and its affiliated debtors have agreed to escrow $200 million for the costs associated with the termination of the Plans. Second, pursuant to the Amended and Restated Contribution and Separation Agreement dated as of March 31, 2004, which provided for the contribution of certain equity interests to CrossCountry Energy, Enron and its affiliated debtors have agreed to indemnify Northern Plains against claims of any joint and several liability for the termination costs of the Cash Balance Plan.

      Under the agreement reached with the Southern Union/GE Joint Venture for the sale of CrossCountry, from June 24, 2004, neither Northern Plains, nor Northern Border Pipeline will be required to contribute to, or otherwise be liable for any contributions to Enron in connection with, the Cash Balance Plan. The purchase price under the agreement shall be deemed to include all contributions which otherwise would have been allocable to Northern Plains from Enron.

      Northern Border Pipeline does not believe at this time that it will be subject to any increased liability as a result of the PBGC's filing of the Action; however, Northern Border Pipeline cannot determine at this time the effect, if any, on it if the PBGC receives a favorable ruling on its Action. Furthermore, while the final amounts chargeable to Northern Border Pipeline under the operating agreement for the termination of the Cash Balance Plan cannot be determined at this time, Northern Border Pipeline believes the ultimate settlement of this matter will not have a material adverse effect on its results of operations.

      On July 15, 2004, the Bankruptcy Court approved the amended joint Chapter 11 plan and related disclosure statement ("Chapter 11 Plan"). Under the approved Chapter 11 Plan, assuming the previously announced sales of Portland General Electric and CrossCountry are consummated, Enron creditors, which should include Northern Border Pipeline, will receive a combination of cash and equity of Prisma Energy International, Enron's international energy asset business. Northern Border Pipeline

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

anticipates realizing income in 2004 or 2005 of $1 million to $2 million related to adjustments to reserves for certain claims filed in the Enron bankruptcy proceedings. Currently, Northern Border Pipeline has fully reserved these claims. However, the Chapter 11 Plan has not yet become effective and a number of parties have filed Notices of Appeal, which could delay the effective date and/or change the terms of the Plan. There can be no assurances on the amounts of the claims recovered or timing of distributions under the Chapter 11 Plan.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      The statements in this Quarterly Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of Northern Border Pipeline's operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include, among other things, the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding Northern Border Pipeline's estimated capital expenditures for 2004. Although Northern Border Pipeline believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, among other things, developments in the December 2, 2001 filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, including Bankruptcy Court approval of the sale of CrossCountry, and outcome of Enron's Chapter 11 process regulation under PUHCA; ability to recontract available capacity at maximum transportation rates; ability to settle with the Fort Peck Tribes on rights-of-way and tax issues and to recover the associated costs in pipeline rates, ability to control operating costs; performance of contractual obligations by the shippers; industry results; future demand for natural gas; availability of supplies of Canadian natural gas; political and regulatory developments that impact FERC proceedings involving Northern Border Pipeline; Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions; timely receipt of FERC approval and other regulatory approvals of the expansion project; competitive developments by Canadian and U.S. natural gas transmission peers; political and regulatory developments in Canada; and conditions of the capital markets and equity markets.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

                        NORTHERN BORDER PIPELINE COMPANY

      These and other risks are described in greater detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Information Regarding Forward-Looking Statements" included in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2003. All forward-looking statements attributable to Northern Border Pipeline or persons acting on its behalf are expressly qualified in their entirety by these factors. Other than as required under the securities laws, Northern Border Pipeline does not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                        NORTHERN BORDER PIPELINE COMPANY

      Northern Border Pipeline may be exposed to market risk through changes in interest rates, as discussed below. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of financial instrument activities. Northern Border Pipeline has utilized and expects to continue to utilize derivative financial instruments in the management of interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. For more information on risk management activities, see Note 2 to Northern Border Pipeline's financial statements included elsewhere in this report.

      Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swaps as a means to manage interest expense by converting a portion of fixed rate debt into variable rate debt to take advantage of declining interest rates. At June 30, 2004, Northern Border Pipeline had $225.0 million of variable rate debt outstanding (approximately 33% of its debt portfolio) that was previously fixed rate debt that had been converted to variable rate debt through the use of interest rate swaps. For additional information on Northern Border Pipeline's derivative instruments, see Note 2 to the Financial Statements, included elsewhere in this report. If average interest rates change by one percent compared to rates in effect as of June 30, 2004, annual interest expense would change by approximately $2.3 million. This amount has been determined by considering the impact of the hypothetical interest rates on Northern Border Pipeline's variable rate borrowings outstanding as of June 30, 2004.

                         ITEM 4. CONTROLS AND PROCEDURES

                        NORTHERN BORDER PIPELINE COMPANY

      Those officers of Northern Plains that are the equivalent of Northern Border Pipeline's principal executive officer and principal financial officer have evaluated the effectiveness of Northern Border Pipeline's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the date of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, they have concluded that Northern Border Pipeline's disclosure controls and procedures are effective.

      There were no changes in Northern Border Pipeline's internal controls over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

      In conjunction with Northern Border Partners' requirements, Northern Border Pipeline is currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes Oxley Act of 2002 for the year ending December 31, 2004. This effort includes internal control documentation and review under the direction of those officers of Northern Plains that are the equivalent of Northern Border Pipeline's principal executive officer and principal financial officer. During the course of these activities, certain control issues were identified that Northern Border Pipeline believes can be improved. These control issues in large part are related to documentation of the operation and execution of internal controls. Northern Border Pipeline has implemented a number of improvements in its internal controls over financial reporting as a result of its review efforts.

      In addition, certain critical business systems, including information technology applications, third party software licenses and computer and communication hardware, supporting Northern Border Pipeline's financial accounting and reporting systems are owned by Enron and/or CrossCountry. Northern Border Pipeline's rights to utilize these systems and hardware may be impacted by the sale of CrossCountry. Northern Border Pipeline's access to these business systems is currently being provided through services agreements, including a transition services agreement between Enron and CrossCountry. Although that agreement terminates upon the sale of CrossCountry, in the purchase and sale agreement with Southern Union/GE Joint Venture, Enron has agreed to extend the terms of the transition services agreement for certain services for a period of six months from the closing date, which is expected to occur no later than mid-December 2004. Until the Bankruptcy Court has approved the sale of CrossCountry, Northern Border Pipeline is uncertain which business systems of Enron, CrossCountry or the buyer will be utilized for Northern Border Pipeline. Implementation of controls, as well as documentation and testing, of any new systems that require conversion before year-end may not be possible.

      At this time Northern Border Pipeline expects it will complete all internal controls review, testing and documentation as required under Section 404 of the Sarbanes-Oxley Act. However, Northern Border Pipeline's ability to realize this expectation is dependent upon the availability of resources

                   PART I. FINANCIAL INFORMATION - (CONCLUDED)

                  ITEM 4. CONTROLS AND PROCEDURES - (CONCLUDED)

                        NORTHERN BORDER PIPELINE COMPANY

to execute internal controls, complete all of the testing and documentation required and on the actions of Enron, CrossCountry and the buyer of CrossCountry, as the sale process is consummated. See also Item 2. "Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Update On The Impact of Enron's Chapter 11 Filing On Northern Border Pipeline's Business."

                           PART II. OTHER INFORMATION

                        NORTHERN BORDER PIPELINE COMPANY

ITEM 1.  LEGAL PROCEEDINGS

      See Note 3 to the Financial Statements for an update on certain legal proceedings involving Northern Border Pipeline.

ITEM 5. OTHER INFORMATION

      In Northern Border Pipeline's pending proceeding before the FERC on procedures for awarding capacity, an order was issued on April 15, 2004 in which the FERC requested comments from interested parties on whether the FERC's current policy on awarding available capacity to a short-haul shipper appropriately balances the risks to the pipeline, bidding shippers and other shippers on the pipeline. Comments were filed on June 15, 2004. The timing of the issuance of the FERC's order in this proceeding is not known.

      On July 20, 2004, the D.C. Circuit Court of Appeals issued an opinion in BP West Coast Products, LLC v. FERC that reversed the FERC decision that provided for an income tax allowance in the rates for SFPP, LP, a limited partnership. The D.C. Circuit remanded the case to FERC for the FERC's determination regarding the proper tax allowance. Northern Border Pipeline has not fully analyzed the SFPP decision, and Northern Border Pipeline does not know the scope, timing or outcome of any FERC proceeding(s) related to the remand. However, Northern Border Pipeline believes that its specific circumstances are different from those of SFPP and many other pipeline partnerships, given Northern Border Pipeline's particular circumstances regarding its tariff, deferred income tax treatment, FERC orders and underlying agreements with its shippers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

      10.1 First Amendment to the Revolving Credit Agreement dated as of April 9, 2004 between Northern Border Pipeline Company, Bank One, NA and the lenders named therein (incorporated by reference to Exhibit 10.1 to Northern Border Pipeline Company's quarterly report on Form 10-Q (File No. 3333-88577) filed with the SEC on May 7, 2004.

      31.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                     PART II. OTHER INFORMATION (CONCLUDED)

                        NORTHERN BORDER PIPELINE COMPANY

      32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

       1) Northern Border Pipeline filed a Current Report on Form 8-K, dated May 21, 2004 including a copy of Northern Border Partners, L.P.'s press release announcing Enron Corp. reached an agreement to sell CrossCountry Energy, LLC that included general partner interests in Northern Border Partners, L.P., to Nu Costal LLC. This information was filed under Items 5 and 7 of the Form.

       2) Northern Border Pipeline filed a Current Report on Form 8-K, dated June 3, 2004 indicating that on June 2, 2004, the Pension Benefit Guaranty Corporation ("PBGC") issued a notice to Enron stating that it had determined that the Enron Corp. Cash Balance Plan ("Cash Balance Plan") and certain other defined benefit plans of Enron's affiliates (collectively the "Plans") will be unable to pay benefits when due and should be terminated in order to protect the interests of the participants in the Plans, and/or that the risk of loss to the PBGC would increase unreasonably if the Plans were not so terminated. On June 3, 2004, the PBGC filed a complaint in the District Court for the Southern District of Texas against Enron as the sponsor and/or administrator of the Plans (the "Action"). By filing the Action, the PBGC is seeking an order (i) terminating the Plans; (ii) appointing the PBGC the statutory trustee of the Plans; (iii) requiring transfer to the PBGC of all records, assets or other property of the Plans required to determine the benefits payable to the Plans' participants; and
(iv) establishing June 2, 2004 as the termination date of the Plans. The information was filed under Item 5 of the Form.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NORTHERN BORDER PIPELINE COMPANY
                                            (A Texas General Partnership)

Date: August 6, 2004                     By: /s/ Jerry L. Peters
                                             -----------------------------------
                                             Jerry L. Peters
                                             Vice President, Finance and
                                              Treasurer

                                Index to Exhibits

Exhibit No                       Description
----------                       -----------
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