Form 10-Q
period 2004-09-30
NORTHERN BORDER PIPELINE CO
filed 2004-11-09
CIK 1095355

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

                        Commission File Number 333-88577

                        NORTHERN BORDER PIPELINE COMPANY
             (Exact name of registrant as specified in its charter)

          Texas                                            74-2684967
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                             Number)

        13710 FNB Parkway
         Omaha, Nebraska                                 68154-5200
  -------------------------------               ------------------------------
  (Address of principal executive                       (Zip code)
            offices)

                                 (402) 492-7300
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
   --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                     1 OF 22

                        NORTHERN BORDER PIPELINE COMPANY

                                TABLE OF CONTENTS

                                                                         Page No.
                                                                         --------
PART I. FINANCIAL INFORMATION

    ITEM 1.  Financial Statements

           Statement of Income -
                Three Months Ended September 30, 2004 and 2003
                and Nine Months Ended September 30, 2004 and 2003           3
           Statement of Comprehensive Income -
                Three Months Ended September 30, 2004 and 2003
                and Nine Months Ended September 30, 2004 and 2003           3
           Balance Sheet - September 30, 2004
                and December 31, 2003                                       4
           Statement of Cash Flows -
                Nine Months Ended September 30, 2004 and 2003               5
           Statement of Changes in Partners' Equity -
                Nine Months Ended September 30, 2004                        6
           Notes to Financial Statements                                    7

    ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  9

    ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                   19

    ITEM 4.  Controls and Procedures                                       20

PART II. OTHER INFORMATION

    ITEM 1.  Legal Proceedings                                             21

    ITEM 6.  Exhibits                                                      21

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        NORTHERN BORDER PIPELINE COMPANY
                               STATEMENT OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                      ------------------------      ------------------------
                                        2004            2003           2004           2003
                                      ---------      ---------      ---------      ---------
OPERATING REVENUES                    $  81,609      $  81,192      $ 246,448      $ 241,743
                                      ---------      ---------      ---------      ---------

OPERATING EXPENSES
    Operations and maintenance           11,036         11,009         29,861         30,291
    Depreciation and amortization        14,594         14,405         43,650         43,325
    Taxes other than income               8,085          7,728         22,388         22,523
                                      ---------      ---------      ---------      ---------
       Operating expenses                33,715         33,142         95,899         96,139
                                      ---------      ---------      ---------      ---------
OPERATING INCOME                         47,894         48,050        150,549        145,604
                                      ---------      ---------      ---------      ---------
INTEREST EXPENSE                         10,064         11,005         30,208         34,436
                                      ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE)
    Other income                            541            286          1,674          1,029
    Other expense                          (791)          (136)        (1,381)          (651)
                                      ---------      ---------      ---------      ---------
       Other income (expense)              (250)           150            293            378
                                      ---------      ---------      ---------      ---------
NET INCOME TO PARTNERS                $  37,580      $  37,195      $ 120,634      $ 111,546
                                      =========      =========      =========      =========

                        NORTHERN BORDER PIPELINE COMPANY
                        STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                      ------------------------      ------------------------
                                         2004           2003           2004           2003
                                      ---------      ---------      ---------      ---------
Net income to partners                $  37,580      $  37,195      $ 120,634      $ 111,546
Other comprehensive income:
    Change associated with current
      period hedging transactions          (360)          (389)        (1,163)        (1,167)
                                      ---------      ---------      ---------      ---------
Total comprehensive income            $  37,220      $  36,806      $ 119,471      $ 110,379
                                      =========      =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                                  BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   SEPTEMBER 30,     DECEMBER 31,
                                                       2004             2003
                                                    ----------       ----------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                       $   33,003       $   28,732
    Accounts receivable (net of 4,816 allowance         33,250           33,687
     for doubtful accounts of $4,816 and
     $4,815 in 2004 and 2003, respectively)
    Materials and supplies, at cost                      3,590            4,818
    Prepaid expenses and other                           2,379            2,267
                                                    ----------       ----------
       Total current assets                             72,222           69,504
                                                    ----------       ----------
NATURAL GAS TRANSMISSION PLANT
    Property, plant and equipment                    2,444,101        2,438,816
    Less: Accumulated provision for
       depreciation and amortization                   889,045          847,061
                                                    ----------       ----------
       Property, plant and equipment, net            1,555,056        1,591,755
                                                    ----------       ----------
OTHER ASSETS
    Derivative financial instruments                    10,784           16,648
    Other                                               17,047           13,402
                                                    ----------       ----------
       Total other assets                               27,831           30,050
                                                    ----------       ----------
       Total assets                                 $1,655,109       $1,691,309
                                                    ==========       ==========
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt            $   10,000       $       --
    Accounts payable                                    19,323           22,637
    Accrued taxes other than income                     27,819           28,947
    Accrued interest                                    12,750           10,717
                                                    ----------       ----------
       Total current liabilities                        69,892           62,301
                                                    ----------       ----------
LONG-TERM DEBT, NET OF CURRENT MATURITIES              684,746          821,498
                                                    ----------       ----------
RESERVES AND DEFERRED CREDITS                            4,561            5,072
                                                    ----------       ----------
COMMITMENTS AND CONTINGENCIES (NOTE 3)

PARTNERS' EQUITY
    Partners' capital                                  891,871          797,236
    Accumulated other comprehensive income               4,039            5,202
                                                    ----------       ----------
       Total partners' equity                          895,910          802,438
                                                    ----------       ----------
       Total liabilities and partners' equity       $1,655,109       $1,691,309
                                                    ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                          --------------------------
                                                            2004             2003
                                                          ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income to partners                                $ 120,634        $ 111,546
                                                          ---------        ---------
    Adjustments to reconcile net income to partners
     to net cash provided by operating activities:
       Depreciation and amortization                         43,924           43,598
       Provision for regulatory refunds                          --              261
       Regulatory refunds paid                                   --          (10,261)
       Reserves and deferred credits                            115              581
       Changes in components of working capital                (730)          (8,862)
       Other                                                 (5,457)            (381)
                                                          ---------        ---------
             Total adjustments                               37,852           24,936
                                                          ---------        ---------
       Net cash provided by operating activities            158,486          136,482
                                                          ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures for property, plant
       and equipment                                         (7,216)          (3,812)
                                                          ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions from partners                             130,000               --
    Distributions to partners                              (155,999)        (113,023)
    Issuance of debt                                         10,000          121,000
    Retirement of long-term debt                           (131,000)        (149,000)
                                                          ---------        ---------
       Net cash used in financing activities               (146,999)        (141,023)
                                                          ---------        ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                       4,271           (8,353)

Cash and cash equivalents-beginning of period                28,732           25,358
                                                          ---------        ---------
Cash and cash equivalents-end of period                   $  33,003        $  17,005
                                                          =========        =========
Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
       Interest (net of amount capitalized)               $  28,441        $  35,050
                                                          =========        =========
    Changes in components of working capital:
       Accounts receivable                                $   1,736        $  (2,306)
       Materials and supplies                                   516             (101)
       Prepaid expenses and other                              (113)            (426)
       Accounts payable                                      (3,774)          (6,523)
       Accrued taxes other than income                       (1,127)             757
       Accrued interest                                       2,032             (263)
                                                          ---------        ---------
          Total                                           $    (730)       $  (8,862)
                                                          =========        =========

    The accompanying notes are an integral part of these financial statements

                        NORTHERN BORDER PIPELINE COMPANY
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                        TC            NORTHERN
                                     PIPELINES          BORDER        ACCUMULATED
                                    INTERMEDIATE     INTERMEDIATE        OTHER            TOTAL
                                      LIMITED          LIMITED       COMPREHENSIVE      PARTNERS'
                                    PARTNERSHIP      PARTNERSHIP         INCOME           EQUITY
                                    ------------     ------------    -------------      ---------
Balance at December 31, 2003         $ 239,171        $ 558,065        $   5,202        $ 802,438

Net income to partners                  36,190           84,444               --          120,634

Change associated with current
  period hedging transactions               --               --           (1,163)          (1,163)

Contributions from partners             39,000           91,000               --          130,000

Distributions to partners              (46,800)        (109,199)              --         (155,999)
                                     ---------        ---------        ---------        ---------

Balance at September 30, 2004        $ 267,561        $ 624,310        $   4,039        $ 895,910
                                     =========        =========        =========        =========

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      The financial statements included herein have been prepared by Northern Border Pipeline Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, Northern Border Pipeline believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      Northern Border Pipeline records in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges with such amounts amortized to interest expense over the term of the hedged debt. During the three months and nine months ended September 30, 2004, Northern Border Pipeline amortized $0.4 million and $1.2 million, respectively, related to the terminated interest rate swap agreements, as a reduction to interest expense from accumulated other comprehensive income. Northern Border Pipeline expects to amortize a comparable amount in the fourth quarter of 2004.

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

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

and in return receives payments based on a 6.25% fixed rate. At September 30, 2004, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.46%. Northern Border Pipeline's interest rate swap agreements have been designated as fair value hedges as they were entered into to hedge the fluctuations in the market value of the fixed rate debt issued in 2002. The accompanying balance sheet at September 30, 2004, reflects derivative financial instrument assets of approximately $10.8 million with a corresponding increase in long-term debt.

3. COMMITMENTS AND CONTINGENCIES

      On July 31, 2001, the Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation ("Tribes") filed a lawsuit in Tribal Court against Northern Border Pipeline to collect more than $3 million in back taxes, together with interest and penalties. The lawsuit related to a utilities tax on certain of Northern Border Pipeline's properties within the Fort Peck Indian Reservation. The Tribes and Northern Border Pipeline, through a mediation process, reached a settlement on pipeline right-of-way lease and taxation issues documented through an Option Agreement and Expanded Facilities Lease ("Agreement"). Through the terms of the Agreement, the settlement grants to Northern Border Pipeline, among other things: (i) an option to renew the pipeline right-of-way lease upon agreed terms and conditions on or before April 1, 2011 for a term of 25 years with a renewal right for an additional 25 years; (ii) a right to use additional tribal lands for expanded facilities; and (iii) release and satisfaction of all tribal taxes against Northern Border Pipeline. In consideration of this option and other benefits, Northern Border Pipeline paid a lump sum amount of $7.4 million and will make additional annual option payments of approximately $1.5 million thereafter through March 31, 2011. Of the amount paid in 2004, $1.0 million was determined to be a settlement of previously accrued property taxes. The remainder has been recorded in other assets on the balance sheet. Northern Border Pipeline intends to seek regulatory recovery of the costs resulting from the settlement.

      Various legal actions that have arisen in the ordinary course of business are pending. Northern Border Pipeline believes that the resolution of these issues will not have a material adverse impact on Northern Border Pipeline's results of operations or financial position.

4. SUBSEQUENT EVENTS

      Northern Border Pipeline makes distributions to its general partners approximately one month following the end of the quarter. The distributions for the third quarter of 2004 of approximately $49.6 million were paid November 1, 2004.

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

      As reported previously, firm transportation contracts covering 778 million cubic feet per day ("MMcf/d"), were scheduled to expire late in 2004. By the end of the second quarter, Northern Border Pipeline successfully extended contracts for approximately 18% of that capacity with existing shippers at maximum transportation rates for terms of at least one year. During the third quarter, Northern Border Pipeline recontracted all but approximately 1% of its capacity at maximum rates for terms of five to six months. With contracts scheduled to expire through May 2005, approximately 800 MMcf/d or 30% of capacity will become available on the pipeline system from Port of Morgan, Montana to the Ventura, Iowa delivery point. Northern Border Pipeline believes it will continue to provide economic value for gas flows from Western Canada over the long-term and, therefore, will maintain its relatively high utilization levels. However, in any given month, current conditions of weather and storage in supply and market areas may affect the utilization level.

      Northern Border Pipeline's objective is to recontract the remaining pipeline capacity at maximum transportation rates for the longest terms possible. Because the forward natural gas basis differentials between Western Canada and Northern Border Pipeline's market centers continue to be less than the total transportation cost at maximum tariff rates, Northern Border Pipeline may again sell a significant portion of this capacity on a short-term basis. In addition, this could result in lower revenues in some months if the forward basis differentials do not support maximum rates. Northern Border Pipeline believes a reduction in expected 2005 net income and cash flow of $7 million to $14 million is possible. The impact on net income and cash flow may vary outside this range depending on actual natural gas basis differentials experienced during the year.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

      On September 23, 2004, Northern Border Pipeline announced it had received commitments from shippers sufficient to support a proposed expansion of the pipeline system into the Chicago market area. The "Chicago Expansion III" project, with an estimated 130 MMcf/d of capacity, would involve construction of a new compressor station and minor modifications to other compressor stations, and is estimated to cost approximately $20 million. The projected in-service date is April 1, 2006. Approval of this project by the Federal Energy Regulatory Commission ("FERC") is required and Northern Border Pipeline anticipates filing a certificate application with the FERC in January 2005.

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

      Northern Border Pipeline's accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under accounting principles generally accepted in the United States of America for nonregulated entities. Northern Border Pipeline continually assesses whether the future recovery of the regulatory assets is probable by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, Northern Border Pipeline would be required to write-off the regulatory assets at that time. At September 30, 2004, Northern Border Pipeline has recorded regulatory assets of $7.5 million, which are being recovered from its shippers over varying periods of time.

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

      Northern Border Pipeline's accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. At September 30, 2004, Northern Border Pipeline's balance sheet reflects derivative financial instrument assets of approximately $10.8 million with a corresponding increase in long-term debt.

RESULTS OF OPERATIONS

THIRD QUARTER 2004 COMPARED WITH THIRD QUARTER 2003

      Net income to partners increased $0.4 million for the third quarter of 2004, as compared to the same period in 2003. Higher operating revenues and reductions in interest expense increased Northern Border Pipeline's net income.

      Operating revenues increased $0.4 million for the third quarter of 2004, as compared to the same period in 2003. Under a condition of Northern Border Pipeline's previous rate case settlement, it was required to share interruptible transportation and new services revenues with its shippers. This condition expired in October 2003 and allowed Northern Border Pipeline to realize an additional $0.5 million of revenue during the third quarter of 2004.

      Operations and maintenance expenses were unchanged for the third quarter of 2004, as compared to the same period in 2003. In the third quarter of 2004, Northern Border Pipeline expensed $0.6 million for the option to renew a pipeline right-of-way lease with the Fort Peck Indian Reservation (see Note 3-Notes to Financial Statements). Offsetting this increase was a $0.6 million reduction in benefits costs.

      Taxes other than income increased $0.3 million for the third quarter of 2004, as compared to the same period in 2003. This was a result of an adjustment for prior year Iowa property taxes, which had been estimated.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

      Interest expense decreased $1.0 million for the third quarter of 2004, as compared to the same period in 2003, due primarily to a decrease in Northern Border Pipeline's average debt outstanding partially offset by an increase in average interest rates.

      Other income (expense) decreased $0.4 million for the third quarter of 2004, as compared to the same period in 2003, due primarily to reserves established for costs associated with a potential future project.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

      Net income to partners increased $9.1 million for the nine months ended September 30, 2004, as compared to the same period in 2003. Higher operating revenues and reductions in interest expense increased Northern Border Pipeline's net income.

      Operating revenues increased $4.7 million for the nine months ended September 30, 2004, as compared to the same period in 2003. Northern Border Pipeline was able to generate and retain additional revenue from the sale of short-term capacity, which represented approximately $2.0 million of the increase. The leap year added an additional day of transportation, which approximated $0.9 million of the revenue increase. Under a condition of Northern Border Pipeline's previous rate case settlement, it was required to share interruptible transportation and new services revenues with its shippers. This condition expired in October 2003 and allowed Northern Border Pipeline to realize an additional $1.8 million of revenue for the nine months ended September 30, 2004.

      Operations and maintenance expenses decreased $0.4 million for the nine months ended September 30, 2004, as compared to the same period in 2003. Administrative expenses provided by the operator and its affiliates decreased $1.8 million primarily related to the settlement of previous accrued charges. In addition, benefits costs were reduced approximately $1.2 million compared to the same period in 2003. Partially offsetting these reductions was $0.8 million of higher electric costs for Northern Border Pipeline's electricity powered compressors and $1.3 million of expense for the option to renew a pipeline right-of-way lease with the Fort Peck Indian Reservation (see Note 3-Notes to Financial Statements).

      Interest expense decreased $4.2 million for the nine months ended September 30, 2004, as compared to the same period in 2003, primarily due to a decrease in Northern Border Pipeline's average debt outstanding.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND CREDIT FACILITIES

      Northern Border Pipeline's debt and credit facilities outstanding at September 30, 2004, are as follows:

                                                    Payments Due by Period
                                                    ----------------------
                                                    Current Portion
                                         Total        (Less Than     Long-Term
                                     (In Thousands)     1 Year)       Portion
                                     -------------- ---------------  ---------
$175 million Pipeline Credit
  Agreement, 2.29%, due 2005(a)         $ 10,000       $ 10,000       $     --
6.25% Senior Notes due 2007              225,000             --        225,000
7.75% Senior Notes due 2009              200,000             --        200,000
7.50% Senior Notes due 2021              250,000             --        250,000
                                        --------       --------       --------
Total                                   $685,000       $ 10,000       $675,000
                                        ========       ========       ========

(a) Northern Border Pipeline is required to pay a 0.125% fee on the principal commitment amount of its credit agreement.

      Northern Border Pipeline has outstanding interest rate swap agreements with notional amounts totaling $225 million that expire in May 2007. Under the interest rate swap agreements, Northern Border Pipeline makes payments to counterparties at variable rates based on the London Interbank Offered Rate and in return receives payments based on a 6.25% fixed rate. At September 30, 2004, the average effective interest rate on Northern Border Pipeline's interest rate swap agreements was 2.46%.

      Short-term liquidity needs will be met by operating cash flows and through the Pipeline Credit Agreement. Long-term capital needs may be met through the issuance of long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

      Cash flows provided by operating activities were $158.5 million in the nine months ended September 30, 2004 as compared to $136.5 million for the comparable period in 2003. Increases in operating revenues and lower interest expense for 2004 contributed approximately $8.9 million to the increase between 2004 and 2003. The initial lump sum payment, in consideration of the option to renew the pipeline right-of-way lease and other benefits, to the Fort Peck Tribes reduced operating cash flows by approximately $7.4 million, which is included in other cash flows from operating activities on the statement of cash flows for the nine months ended September 30, 2004. The nine months ended September 30, 2003 reflects lower cash flows from operating activities of approximately $9.5 million due to the discontinuance of certain shipper transportation prepayments and refunds to shippers of $10.3 million due to the FERC rejecting Northern Border Pipeline's proposed tariff sheet revision for company use gas.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

CASH FLOWS FROM INVESTING ACTIVITIES

      Capital expenditures were $7.2 million for the nine months ended September 30, 2004 as compared to $3.8 million for the comparable period in 2003. The capital expenditures for 2004 and 2003 were primarily related to renewals and replacements of existing facilities.

      Total capital expenditures for 2004 are estimated to be $14 million, primarily related to renewals and replacements of existing facilities. Northern Border Pipeline currently anticipates funding its 2004 capital expenditures primarily by borrowing under the Pipeline Credit Agreement and using operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows used in financing activities were $147.0 million for the nine months ended September 30, 2004 as compared to $141.0 million for the comparable period in 2003. Distributions to partners were $156.0 million and $113.0 million in the nine months ended September 30, 2004 and 2003, respectively. The distributions for 2003 were reduced in accordance with the then approved distribution formula to reflect the impact of the refunds ordered by the FERC on March 27, 2003.

      Effective January 1, 2004, each quarterly distribution is equal to 100% of distributable cash flow as determined by the previous quarter's earnings before interest expense, depreciation and amortization, less interest expense and less maintenance capital expenditures.

      A distribution of approximately $49.6 million was declared for the third quarter of 2004 and paid on November 1, 2004.

      Contributions from partners were $130.0 million in the nine months ended September 30, 2004. For 2004 and 2003, borrowings on long-term debt totaled $10.0 million and $121.0 million, respectively. Total payments on debt were $131.0 million and $149.0 million in 2004 and 2003, respectively.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

      On March 31, 2004, Enron transferred its ownership interest in Northern Plains Natural Gas Company and Pan Border Gas Company to CrossCountry Energy, LLC ("CrossCountry"). In addition, CrossCountry and Enron entered into a transition services agreement pursuant to which Enron will provide to CrossCountry, on an interim, transitional basis, various services, including but not limited to (i) information technology services, (ii) accounting system usage rights and administrative support and (iii) payroll, employee benefits and administrative services. In turn, these services are provided to Northern Border Pipeline through Northern Plains. The agreement terminates on the earlier of a sale of CrossCountry or December 31, 2004. The agreement may be extended by mutual agreement of the parties and approval of Enron's Official Committee of Unsecured Creditors.

      On June 24, 2004, Enron announced that it had reached an agreement with a joint venture of Southern Union Company and GE Commercial Finance Energy Financial Services ("CCE Holdings") for the sale of CrossCountry. On September 1, 2004, Enron announced that it reached an amended agreement for the sale of CrossCountry to CCE Holdings ("CCE Holdings Agreement"). On September 10, 2004, the Bankruptcy Court issued an order (the "September 10 Order") approving the CCE Holdings Agreement The acquisition is subject to satisfaction of certain approvals and other closing conditions and is expected to close no later than mid-December 2004.

      On September 16, 2004, Southern Union Company and ONEOK, Inc. each announced that ONEOK had entered into an agreement ("ONEOK Agreement") to purchase Northern Plains Natural Gas Company and Pan Border Gas Company (collectively the "Transfer Group Companies") from CCE Holdings. This acquisition, which is subject to satisfaction of certain approvals and other closing conditions, is expected to close concurrently with the CCE Holdings purchase of CrossCountry.

      Under the CCE Holdings Agreement, Enron has agreed to extend certain of the terms of the transition services agreement and transition services supplemental agreement between CrossCountry and Enron (together the "TSA") for a period of six months from the closing date. Under the ONEOK Agreement, CCE Holdings and ONEOK have agreed to use reasonable commercial efforts to memorialize a transition services agreement referred to as the "Northern Border Transition Services Agreement" covering certain transition services by and among ONEOK, the Transfer Group Companies, CCE Holdings and Enron. There is no obligation on the part of Enron to enter into such arrangement and there can be no assurance that any such agreement will be entered into by Enron. In the event the Northern Border Transition Services Agreement is not entered into, then the ONEOK Agreement provides that certain transition services will be provided to the parties on substantially the same basis as provided prior to closing.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

      Northern Border Pipeline expects that most of the services it received in the past from Enron and CrossCountry will continue to be provided through the term of the transition services agreement(s) or until those services can be provided directly by Northern Plains or indirectly by ONEOK. As services are transitioned to Northern Plains or ONEOK, it is possible that additional costs for computer hardware, software and personnel may result. Any such costs have not been determined. Additionally, it is not known at this time what rights Enron, CrossCountry or CCE Holdings may have to use third party software and what personnel will be available to provide the transition services to Northern Plains.

      As previously reported in Northern Border Pipeline's Form 10-K for the year ended December 31, 2003, on December 31, 2003, Enron filed a motion seeking approval of the Bankruptcy Court to provide additional funding to, and for authority to terminate, the Enron Corp. Cash Balance Plan ("Cash Balance Plan") and certain other defined benefit plans of Enron's affiliates (collectively the "Plans") in "standard terminations" within the meaning of Section 4041 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Such standard terminations would satisfy all of the obligations of Enron and its affiliates with respect to funding liabilities under the Plans. In addition, a standard termination would eliminate the contingent claims of the Pension Benefit Guaranty Corporation ("PBGC") against Enron and its affiliates with respect to funding liabilities under the Plans. On January 30, 2004, the Bankruptcy Court entered an order authorizing the termination, additional funding and other actions necessary to effect the relief requested. Pursuant to the Bankruptcy Court order, any contributions to the Plans are subject to the prior receipt of a favorable determination by the Internal Revenue Service that the Plans are tax-qualified as of their respective dates of termination.

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

      Enron management previously informed Northern Plains Natural Gas Company that Enron will seek funding contributions from each member of its ERISA controlled group of corporations that employs, or employed, individuals who are, or were, covered under the Cash Balance Plan. Northern Plains is considered a member of Enron's ERISA controlled group of

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

corporations. As of December 31, 2003, an amount of approximately $3.1 million was estimated for Northern Border Pipeline's share of Northern Plains' proportionate share of the up to $200 million estimated termination costs for the Plans authorized by the Bankruptcy Court order. Under the operating agreement with Northern Plains, these costs may be Northern Border Pipeline's responsibility. In December of 2003, Northern Border Pipeline accrued $3.1 million to satisfy claims of reimbursement for these termination costs.

      In the Bankruptcy Court September 10 Order, Enron was authorized to enter into an escrow agreement with CCE Holdings and PBGC. Upon closing, Enron will deposit the amount of $321.8 million to an escrow account, which is intended to ensure that none of CCE Holdings or its affiliates are exposed to liability to the PBGC under Title IV of the Employee Retirement Income Security Act of 1974, as amended, for which CCE Holdings may otherwise be indemnified pursuant to the CCE Holdings Agreement. In addition, the form of escrow agreement approved pursuant to the September 10 Order provides that, under certain circumstances and upon approval by or notice to the parties to the escrow agreement, some or all of the funds placed in escrow may be paid directly in respect of the Cash Balance Plan or to the PBGC. However, the September 10 Order also provides that PBGC retains any rights or claims it may have against the Transfer Group Companies.

      Under both the CCE Holdings Agreement and the ONEOK Agreement, neither Northern Plains nor Northern Border Pipeline will be required to contribute to or otherwise be liable for any contributions to Enron in connection with the Cash Balance Plan. The purchase price under the agreements will be deemed to include all contributions which otherwise would have been allocable to Northern Plains.

      While the final amounts chargeable to us under the operating agreement for the termination of the Cash Balance Plan cannot be determined at this time, Northern Border Pipeline believes the ultimate settlement of this matter may be for an amount less than the $3.1 million accrual.

      On July 15, 2004, the Bankruptcy Court approved the amended joint Chapter 11 plan and related disclosure statement ("Chapter 11 Plan"). Under the approved Chapter 11 Plan, assuming the previously announced sales of Portland General Electric and CrossCountry are consummated, Enron creditors, which should include Northern Border Pipeline, will receive a combination of cash and equity of Prisma Energy International, Enron's international energy asset business. Northern Border Pipeline anticipates reaching approved settlements of its claims and may realize recoveries of up to $5 million related to claims filed in the Enron bankruptcy proceedings. Currently, Northern Border Pipeline has fully reserved these claims. However, the Chapter 11 Plan has not yet become effective and a number of parties have filed Notices of Appeal, which could delay the effective date and/or change the terms of the Plan. There can be no assurances on the amounts of the claims recovered or timing of distributions under the Chapter 11 Plan.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

PUBLIC UTILITY HOLDING COMPANY ACT ("PUHCA") REGULATION

      As more fully discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, on March 9, 2004, Enron registered as a holding company under the Public Utility Holding Company Act of 1935 ("PUHCA"). Under PUHCA, Northern Border Pipeline is a subsidiary of a registered holding company. Immediately after Enron registered, the Securities and Exchange Commission ("SEC") issued an order granting Enron and its subsidiaries authority to undertake certain transactions without further authorization from the SEC under PUHCA ("Omnibus Order"). Upon consummation of the sale to CCE Holdings and to ONEOK, Northern Border Pipeline will no longer be a subsidiary of a registered holding company.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      The statements in this Quarterly Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of Northern Border Pipeline's operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include, among other things, the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in (i) - "Liquidity and Capital Resources" regarding Northern Border Pipeline's estimated capital expenditures for 2004; (ii) "Overview" regarding recontracting and expansion project; and (iii) "The Impact of Enron's Chapter 11 Filing On The Partnership's Business" regarding transition services and potential costs Although Northern Border Pipeline believes that its expectations regarding future events are based on reasonable assumptions within the bounds of its knowledge of its business, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, among other things, developments in the December 2, 2001 filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, and outcome of Enron's Chapter 11 process; sale of CrossCountry and subsequent sale of Northern Plains and Pan Border to ONEOK; transition of certain services by Enron and CrossCountry to Northern Plains; Enron's regulation under PUHCA; ability to recontract available capacity at maximum transportation rates; ability to recover the costs in pipeline rates related to the settlement with the Fort Peck Tribes on rights-of-way and tax issues, ability to control operating costs; performance of contractual obligations by the shippers; industry results; future demand for natural gas; availability of supplies of Canadian natural gas; legislative and regulatory developments that impact FERC proceedings involving Northern Border Pipeline; Northern Border Pipeline's success in sustaining its positions in such proceedings or the success of intervenors in opposing Northern Border Pipeline's positions; timely receipt of FERC approval and other regulatory

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

                        NORTHERN BORDER PIPELINE COMPANY

approvals of the expansion project; competitive developments by Canadian and U.S. natural gas transmission peers; political and regulatory developments in Canada; and conditions of the capital markets and equity markets

      These and other risks are described in greater detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Information Regarding Forward-Looking Statements" included in Northern Border Pipeline's Annual Report on Form 10-K for the year ended December 31, 2003. All forward-looking statements attributable to Northern Border Pipeline or persons acting on its behalf are expressly qualified in their entirety by these factors. Other than as required under the securities laws, Northern Border Pipeline does not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

      Northern Border Pipeline's interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, Northern Border Pipeline attempts to maintain a significant portion of its debt portfolio in fixed rate debt. Northern Border Pipeline also uses interest rate swaps as a means to manage interest expense by converting a portion of fixed rate debt into variable rate debt to take advantage of declining interest rates. At September 30, 2004, Northern Border Pipeline had $225.0 million of variable rate debt outstanding (approximately 33% of its debt portfolio) that was previously fixed rate debt that had been converted to variable rate debt through the use of interest rate swaps. For additional information on Northern Border Pipeline's derivative instruments, see Note 2 to the Financial Statements, included elsewhere in this report. If average interest rates change by one percent compared to rates in effect as of September 30, 2004, annual interest expense would change by approximately $2.3 million. This amount has been determined by considering the impact of the hypothetical interest rates on Northern Border Pipeline's variable rate borrowings outstanding as of September 30, 2004.

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

      Except as discussed below, there were no changes in Northern Border Pipeline's internal controls over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

      In conjunction with Northern Border Partners' requirements to comply with
Section 404 of the Sarbanes Oxley Act of 2002, Northern Border Pipeline is currently undergoing a comprehensive review of its internal controls. This effort includes internal control documentation and review under the direction of those officers of Northern Plains that are the equivalent of Northern Border Pipeline's principal executive officer and principal financial officer. During the course of these activities, certain control issues were identified that Northern Border Pipeline believes can be improved. These control issues in large part are related to documentation of the operation and execution of internal controls. Northern Border Pipeline has implemented a number of improvements in its internal controls over financial reporting as a result of its review efforts.

      In addition, certain critical business systems, including information technology applications, third party software licenses and computer and communication hardware, supporting Northern Border Pipeline's financial accounting and reporting systems are owned by Enron and/or CrossCountry. Northern Border Pipeline's rights to utilize these systems and hardware may be impacted by the sale of CrossCountry. Northern Border Pipeline's access to these business systems is currently being provided through services agreements, including a transition services agreement between Enron and CrossCountry. Although that agreement terminates upon the sale of CrossCountry, in the purchase and sale agreement with CCE Holdings, Enron has agreed to extend the terms of the transition services agreement for certain services for a period of six months from the closing date, which is expected to occur no later than mid-December 2004. Also, in the purchase and sale agreement with CCE Holdings and ONEOK, CCE Holdings has agreed to provide certain transition services. Until these agreements are finalized, Northern Plains will be unable to advise Northern Border Pipeline which critical business systems of Enron, CCE Holdings, CrossCountry or ONEOK will be utilized for Northern Border Pipeline.

      See also Item 2. "Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Update On The Impact of Enron's Chapter 11 Filing On Northern Border Pipeline's Business."

                           PART II. OTHER INFORMATION

                        NORTHERN BORDER PIPELINE COMPANY

ITEM 1. LEGAL PROCEEDINGS

      In Northern Border Pipeline's pending proceeding before the FERC on procedures for awarding capacity, an order was issued on April 15, 2004 in which the FERC requested comments from interested parties on whether the FERC's current policy on awarding available capacity to a short-haul shipper appropriately balances the risks to the pipeline, bidding shippers and other shippers on the pipeline. Comments were filed on June 15, 2004. The timing of the issuance of the FERC's order in this proceeding is not known. On September 21, 2004, Northern Border Pipeline filed a motion to expedite the order in this proceeding.

      Also, see Note 3 to the Financial Statements for an update on certain legal proceedings involving Northern Border Pipeline.

ITEM 6. EXHIBITS

      31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

      31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Accounting Officer.

      32.1  Section 1350 Certification of Chief Executive Officer.

      32.2  Section 1350 Certification of Chief Financial and Accounting
            Officer.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORTHERN BORDER PIPELINE COMPANY
                                          (A Texas General Partnership)

Date:  November 9, 2004              By:/s/ Jerry L. Peters
                                        --------------------------------
                                        Jerry L. Peters
                                        Vice President, Finance and
                                          Treasurer

                                Index to Exhibits

Exhibit No                           Description
----------                           -----------
31.1              Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer.

31.2              Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and
                  Accounting Officer.

32.1              Section 1350 Certification of Chief Executive Officer.

32.2              Section 1350 Certification of Chief Financial and Accounting
                  Officer.