Form 10-Q
period 2005-03-31
NORTHERN BORDER PIPELINE CO
filed 2005-05-09
CIK 1095355

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended MARCH 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______ to ________.

                        Commission File Number 333-88577
                        NORTHERN BORDER PIPELINE COMPANY
             (Exact name of registrant as specified in its charter)

             Texas                                       74-2684967
--------------------------------               --------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                             Number)

       13710 FNB Parkway
        Omaha, Nebraska                                   68154-5200
-------------------------------                --------------------------------
(Address of principal executive                           (Zip code)
           offices)

                                 (402) 492-7300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

                                     1 OF 16

                        NORTHERN BORDER PIPELINE COMPANY

                                TABLE OF CONTENTS

                                                                                                       Page No.
                                                                                                       --------
PART I. FINANCIAL INFORMATION

      ITEM 1. Financial Statements

           Statement of Income -
               Three Months Ended March 31, 2005 and 2004                                                 3
           Statement of Comprehensive Income -
               Three Months Ended March 31, 2005 and 2004                                                 3
           Balance Sheet -
               March 31, 2005 and December 31, 2004                                                       4
           Statement of Cash Flows -
               Three Months Ended March 31, 2005 and 2004                                                 5
           Statement of Changes in Partners' Equity -
               Three Months Ended March 31, 2005                                                          6
           Notes to Financial Statements                                                                  7

      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations       9

      ITEM 3. Quantitative and Qualitative Disclosures About  Market Risk                                13

      ITEM 4. Controls and Procedures                                                                    14

PART II. OTHER INFORMATION

      ITEM 5. Other Information                                                                          15

      ITEM 6. Exhibits                                                                                   15

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        NORTHERN BORDER PIPELINE COMPANY
                               STATEMENT OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             --------------------------
                                                                               2005               2004
                                                                             -------            -------
OPERATING REVENUES                                                           $82,825            $83,307
                                                                             -------            -------

OPERATING EXPENSES
   Operations and maintenance                                                  9,569              9,065
   Depreciation and amortization                                              14,368             14,510
   Taxes other than income                                                     7,853              7,913
                                                                             -------            -------

      Operating expenses                                                      31,790             31,488
                                                                             -------            -------

OPERATING INCOME                                                              51,035             51,819
                                                                             -------            -------

INTEREST EXPENSE                                                              10,583             10,221
                                                                             -------            -------

OTHER INCOME (EXPENSE)
   Other income                                                                  332                285
   Other expense                                                                (153)              (126)
                                                                             -------            -------

      Other income (expense)                                                     179                159
                                                                             -------            -------

NET INCOME TO PARTNERS                                                       $40,631            $41,757
                                                                             =======            =======


                        NORTHERN BORDER PIPELINE COMPANY
                        STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             --------------------------
                                                                              2005               2004
                                                                             -------            -------
Net income to partners                                                       $40,631            $41,757
Other comprehensive income:
   Change associated with current period hedging transactions                   (365)              (402)
                                                                             -------            -------

Total comprehensive income                                                   $40,266            $41,355
                                                                             =======            =======

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                                  BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           MARCH 31,          DECEMBER 31,
                                                                             2005                 2004
                                                                          ----------          ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                              $   26,098           $   20,355
   Accounts receivable (net of allowance for doubtful accounts of
     $4,269 and $4,208 at March 31, 2005 and December 31, 2004,
     respectively)                                                            32,574               33,870
   Materials and supplies, at cost                                             3,469                3,409
   Prepaid expenses and other                                                  1,005                1,688
                                                                          ----------           ----------
      Total current assets                                                    63,146               59,322
                                                                          ----------           ----------

NATURAL GAS TRANSMISSION PLANT
   Property, plant and equipment                                           2,452,425            2,447,497
   Less: Accumulated provision for depreciation and amortization             918,124              903,664
                                                                          ----------           ----------
      Property, plant and equipment, net                                   1,534,301            1,543,833
                                                                          ----------           ----------

OTHER ASSETS
   Unamortized debt expense                                                    3,634                3,837
   Regulatory asset                                                           12,111               11,807
   Other                                                                       5,561                4,549
                                                                          ----------           ----------
      Total other assets                                                      21,306               20,193
                                                                          ----------           ----------
      Total assets                                                        $1,618,753           $1,623,348
                                                                          ==========           ==========

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                                   $    5,000           $       --
   Accounts payable                                                           11,174                9,344
   Accrued taxes other than income                                            26,923               27,113
   Accrued interest                                                           14,536               11,365
                                                                          ----------           ----------
      Total current liabilities                                               57,633               47,822
                                                                          ----------           ----------
LONG-TERM DEBT, net of current maturities                                    603,321              603,860
                                                                          ----------           ----------
RESERVES AND DEFERRED CREDITS                                                  4,491                4,526
                                                                          ----------           ----------

COMMITMENTS AND CONTINGENCIES (Note 3)

PARTNERS' EQUITY
   Partners' capital                                                         949,911              963,378
   Accumulated other comprehensive income                                      3,397                3,762
                                                                          ----------           ----------
      Total partners' equity                                                 953,308              967,140
                                                                          ----------           ----------
      Total liabilities and partners' equity                              $1,618,753           $1,623,348
                                                                          ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            --------------------------
                                                                              2005              2004
                                                                            --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income to partners                                                   $ 40,631         $  41,757
                                                                            --------         ---------

   Adjustments to reconcile net income to partners to net cash provided by operating activities:
      Depreciation and amortization                                           14,456            14,601
      Reserves and deferred credits                                             (140)              (48)
      Changes in components of working capital                                 6,545             1,599
      Other                                                                   (1,967)             (156)
                                                                            --------         ---------
           Total adjustments                                                  18,894            15,996
                                                                            --------         ---------
      Net cash provided by operating activities                               59,525            57,753
                                                                            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant
     and equipment                                                            (4,684)             (282)
                                                                            --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Contribution from partners                                                     --            65,000
   Distributions to partners                                                 (54,098)          (48,198)
   Issuance of long-term debt                                                 13,000                --
   Retirement of long-term debt                                               (8,000)          (57,000)
                                                                            --------         ---------

      Net cash used in financing activities                                  (49,098)          (40,198)
                                                                            --------         ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        5,743            17,273

Cash and cash equivalents-beginning of period                                 20,355            28,732
                                                                            --------         ---------
Cash and cash equivalents-end of period                                     $ 26,098         $  46,005
                                                                            ========         =========
Supplemental Disclosures of Cash Flow Information:
   Cash paid for:
      Interest (net of amount capitalized)                                  $  7,830         $   8,298
                                                                            ========         =========

Changes in components of working capital:
      Accounts receivable                                                   $  1,689         $     962
      Materials and supplies                                                     (60)                6
      Prepaid expenses and other                                                 684               729
      Accounts payable                                                         1,251            (2,032)
      Accrued taxes other than income                                           (190)             (123)
      Accrued interest                                                         3,171             2,057
                                                                            --------         ---------
        Total                                                               $  6,545         $   1,599
                                                                            ========         =========

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    TC             NORTHERN
                                                PIPELINES           BORDER           ACCUMULATED
                                               INTERMEDIATE      INTERMEDIATE           OTHER         TOTAL
                                                 LIMITED           LIMITED          COMPREHENSIVE   PARTNERS'
                                               PARTNERSHIP       PARTNERSHIP           INCOME         EQUITY
                                               ------------      ------------       -------------   ---------
Balance at December 31, 2004                     $289,014           $674,364           $3,762       $967,140

Net income to partners                             12,189             28,442               --         40,631

Change associated with current period
  hedging transactions                                 --                 --             (365)          (365)

Distributions to partners                         (16,229)           (37,869)              --        (54,098)
                                                 --------           --------           ------       --------
Balance at March 31, 2005                        $284,974           $664,937           $3,397       $953,308
                                                 ========           ========           ======       ========

   The accompanying notes are an integral part of these financial statements.

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      In this report, references to "we", "us" or "our" collectively refer to Northern Border Pipeline Company.

      We have prepared the financial statements included herein without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

      The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      We use financial instruments in the management of our interest rate exposure. A control environment has been established which includes policies and procedures for risk assessment as well as the approval, reporting and monitoring of financial instrument activities. At March 31, 2005, we have no outstanding interest rate swap agreements.

      We record in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges with such amounts amortized to interest expense over the term of the hedged debt. During the three months ended March 31, 2005, we amortized $0.4 million related to the terminated interest rate swap agreements as a reduction to interest expense from accumulated other comprehensive income. We expect to amortize a comparable amount in each of the remaining quarters of 2005.

      We record in long-term debt amounts received or paid related to terminated interest rate swap agreements for fair value hedges with such amounts amortized to interest expense over the remaining life of the interest rate swap agreement. During the first quarter of 2005, we amortized approximately $0.6 million as a decrease to interest expense and expect to amortize approximately $0.5 million in each of the remaining quarters of 2005.

3.    COMMITMENTS AND CONTINGENCIES

      Various legal actions that have arisen in the ordinary course of business are pending. We believe that the resolution of these issues will not have a material adverse impact on our results of operations or financial position.

                        NORTHERN BORDER PIPELINE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

4.    ACCOUNTING PRONOUNCEMENTS

      In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143." The statement clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of the fiscal year ending after December 15, 2005. The effect of adopting FIN 47 is not expected to be material to our results of operations or financial position.

5.    SUBSEQUENT EVENTS

      We make distributions to our general partners approximately one month following the end of the quarter. The distributions for the first quarter of 2005 of approximately $52.4 million were paid on May 2, 2005.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        NORTHERN BORDER PIPELINE COMPANY

      Our discussion and analysis of our financial condition and results of operations is based on our Financial Statements, which are prepared in accordance with U.S. GAAP. You should read the following discussion and analysis in conjunction with the Financial Statements included elsewhere in this report.

OVERVIEW

      We own a 1,249-mile natural gas transmission pipeline system extending from the United States-Canadian border near Port of Morgan, Montana, to a terminus near North Hayden, Indiana. This pipeline system connects with multiple pipelines that provide shippers with access to the various natural gas markets served by those pipelines.

      There are several major business drivers that have an impact on our business. These factors are discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Form 10-K.

      As previously disclosed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" in our Form 10-K for the year ended December 31, 2004, we had approximately 800 million cubic feet per day ("mmcfd") or 28% of summer design capacity under contracts that expired or are due to expire by May 31, 2005. Most of this capacity is available from Port of Morgan, Montana to the Ventura, Iowa delivery point. We previously disclosed a possible reduction of $7 million to $14 million to 2005 net income and cash flow and that the impact could vary outside this range depending on actual natural gas basis differentials. As a result of contracting activity to date, we believe a greater reduction is now likely.

      For the month of April, approximately 600 mmcfd of our firm transportation capacity was available for contracting. This firm capacity was not contracted for the month primarily due, we believe, to the unusually high summer to winter price differentials causing greater than average natural gas storage injections from Western Canadian supply sources. The impact to our revenues for the month of April is estimated to be a reduction of approximately $6 million.

      As of May 1, 2005, we have 340 mmcfd that remains available for contracting in May. We believe that the greatest risk of unsold capacity exists during the second quarter but some weakness could continue through the balance of the year based on weather conditions and mid-continent pricing. Consequently, we now believe that the most likely range of impact on our revenues from unsold capacity in 2005 is $15 million to $28 million. Due to the difficulty in predicting all of the variables that can affect the marketability of our capacity, this estimate is subject to change.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Certain amounts included in or affecting our Financial Statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

      Our significant accounting policies are summarized in Note 2 - Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain of our accounting policies are of more significance in our financial statement preparation process than others.

      Our accounting policies conform to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the regulated ratemaking process are recorded that would not be recorded under U.S GAAP for nonregulated entities. We continually assess whether the regulatory assets are probable of future recovery by considering such factors as regulatory changes and the impact of competition. If future recovery ceases to be probable, we would be required to write off the regulatory assets at that time. At March 31, 2005, we have reflected regulatory assets of $12.1 million, which are expected to be recovered or are being recovered from our shippers over varying time periods up to 44 years.

      Our long-lived assets are stated at original cost. We must use estimates in determining the economic useful lives of those assets. Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate. The depreciation rate used for utility property is an integral part of our Federal Energy Regulatory Commission ("FERC") tariff. Any revisions to the estimated economic useful lives of our assets will change our depreciation and amortization expense prospectively. For utility property, no retirement gain or loss is included in income except in the case of retirements or sales of entire regulated operating units. The original cost of utility property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal.

      Our accounting for financial instruments follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the income statement. At March 31, 2005, we had no derivative financial instruments outstanding.

RESULTS OF OPERATIONS

      Net income to partners decreased $1.1 million for the first quarter of 2005, as compared to the same period in 2004. The decrease in our net income was the result of lower operating revenues and increases in operations and maintenance expenses.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

      Operating revenues decreased $0.5 million for the first quarter of 2005, as compared to the same period in 2004. The decrease was primarily a result of there being one less day of transportation revenue in the first quarter of 2005 than in 2004 due to leap year.

      Operations and maintenance expense increased $0.5 million for the first quarter of 2005, as compared to the same period in 2004. The increase is primarily related to increases in salary and benefit expenses.

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND CREDIT FACILITIES

      Our debt and credit facilities outstanding at March 31, 2005, are as follows:

                                                Payments Due by Period
                                           -------------------------------
                                            Current Portion      Long-Term
                                  Total    (Less Than 1 Year)     Portion
                                 --------  ------------------    ---------
                                              (In Thousands)
  $175 million Pipeline Credit
    Agreement, average 3.32%,
    due 2005 (a)                 $  5,000       $  5,000         $     --
  6.25% Senior Notes due 2007     150,000             --          150,000
  7.75% Senior Notes due 2009     200,000             --          200,000
  7.50% Senior Notes due 2021     250,000             --          250,000
                                 --------       --------         --------
Total                            $605,000       $  5,000         $600,000
                                 ========       ========         ========

  (a) We are required to pay a facility fee of 0.125% on the principal commitment amount of our credit.

      Short-term liquidity needs will be met by operating cash flows and through the Pipeline Credit Agreement or a similar facility. We have commenced discussions with financial institutions regarding replacement of the Pipeline Credit Agreement, which expires in May 2005, and expect to have a facility with similar terms and conditions in place prior to expiration. At May 6, 2005, we have $32.0 million borrowed under the Pipeline Credit Agreement. Long-term capital needs may be met through the ability to issue long-term indebtedness.

CASH FLOWS FROM OPERATING ACTIVITIES

      Cash flows provided by operating activities were $59.5 million for the first quarter of 2005 as compared to $57.8 million in 2004. The increase in cash flows from operating activities is primarily the result of an increase in accruals due to timing of payments.

CASH FLOWS FROM INVESTING ACTIVITIES

      Capital expenditures were $4.7 million for the first quarter of 2005 as compared to $0.3 million in 2004. The capital expenditures for 2005 and 2004 were primarily related to renewals and replacements of existing facilities.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                        NORTHERN BORDER PIPELINE COMPANY

      Total capital expenditures for 2005 are estimated to be approximately $39 million, which includes approximately $14 million for the Chicago III Expansion Project, a proposed expansion of the pipeline system into the Chicago market area. Refer to the Form 10-K for the year ended December 31, 2004 for further discussion regarding this expansion project. The remaining capital expenditures for 2005 are primarily related to renewals and replacements of existing facilities. We currently anticipate funding our 2005 capital expenditures primarily by borrowing on our credit facility and using operating cash flows.

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows used in financing activities were $49.1 million for the first quarter of 2005 as compared to $40.2 million in 2004. Distributions to partners were $54.1 million and $48.2 million for the first quarters of 2005 and 2004, respectively. The increase in distributions can be primarily attributed to an increase in net income offset by an increase in capital expenditures in the fourth quarter of 2004 as compared to the fourth quarter of 2003. Distributions paid out in the first quarter are based on the results of the fourth quarter of the previous year.

      In the first quarter of 2004, we received contributions of $65.0 million from our partners and retired $57.0 million of existing bank debt. In the first quarter of 2005, we had debt borrowings of $13.0 million and debt retirements of $8.0 million.

UPDATE ON THE IMPACT OF ENRON'S CHAPTER 11 FILING ON OUR BUSINESS

      Please read our Form 10-K for the year ended December 31, 2004 for the full discussion of impacts of Enron's Chapter 11 Filing on our business.

      As a result of a settlement agreement, approved by the Bankruptcy Court in March 2005, among Enron North America ("ENA"), Enron and us, each of ENA and Enron have agreed to allow our claim of approximately $20.6 million. Based upon this settlement among the parties, at December 31, 2004, we adjusted our allowance for doubtful accounts to reflect a $1.1 million estimated recovery for previously billed amounts under the transportation contracts.

      We estimate that we could recognize additional net income, through future operating results, of $6 million to $9 million for the claims in the Enron bankruptcy proceedings. However, there can be no assurances on the amounts actually recovered or timing of distributions under the Chapter 11 Plan.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONCLUDED)

                        NORTHERN BORDER PIPELINE COMPANY

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      The statements in this Quarterly Report that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of our operations may differ materially from those expressed in these forward-looking statements. Such forward-looking statements include the discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and "Liquidity and Capital Resources -- Overview" regarding our contracting and estimated capital expenditures for 2005. Although we believe that our expectations regarding future events are based on reasonable assumptions within the bounds of our knowledge of our business, we can give no assurance that our goals will be achieved or that our expectations regarding future developments will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include: developments in the December 2, 2001 filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code; any costs related to changes in the systems and services currently provided to us by Enron Corp. and CrossCountry Energy and their affiliates and costs related to replacing these systems and services or transitioning them to ONEOK; ability to recover costs associated with the settlement with the Fort Peck Tribes on rights-of-way and tax issues in our rates; ability to include in our rates an allowance for income taxes; ability to control operating costs; ability to market pipeline capacity on favorable terms; performance of contractual obligations by the shippers; the impact of unsold pipeline capacity being greater than expected; weather conditions; industry results, future demand for natural gas; availability of supplies of Canadian natural gas; natural gas development in the Western Canadian Sedimentary Basin; availability of additional storage capacity; political and regulatory developments that impact FERC proceedings involving us; our success in sustaining our positions in such proceedings or the success of interveners in opposing our positions; our ability to complete growth projects and their future performance; regulatory actions and receipt of expected regulatory clearances; competitive developments by Canadian and U.S. natural gas transmission peers; competitive conditions in the overall natural gas and electricity markets; prices of natural gas; political and regulatory developments in Canada; actions by rating agencies; and conditions of the capital markets and our ability to access the capital markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our interest rate exposure results from variable rate borrowings from commercial banks. To mitigate potential fluctuations in interest rates, we attempt to maintain a significant portion of our debt portfolio in fixed rate debt. We also use interest rate swap agreements as a means to manage interest expense by converting a portion of fixed rate debt into variable rate debt. At March 31, 2005, we had $5.0 million of variable rate debt outstanding (approximately 1% of our debt portfolio) and no interest rate swaps outstanding. For additional information on our derivative financial instruments, see Note 2 to the Financial Statements, included elsewhere in this report.

                   PART I. FINANCIAL INFORMATION - (CONCLUDED)

                         ITEM 4. CONTROLS AND PROCEDURES

                        NORTHERN BORDER PIPELINE COMPANY

Evaluation of Disclosure Controls and Procedures.

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of those officers of Northern Plains that are the equivalent of our principal executive officer and principal financial officer of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on their evaluation, they have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information, and timely alerting them to material information relating to us required to be included in our periodic filings with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting.

      During the most recently completed fiscal quarter, we continued to implement changes to our internal control over financial reporting related to the transition from Enron systems to ONEOK systems or other systems ("Transition Project"). As of January 1, 2005, most of our financial and accounting systems had been transitioned from Enron systems to ONEOK systems. The Transition Project is anticipated to be completed by mid-May 2005. We anticipate that there will be additional changes in internal control over financial reporting as a result of the Transition Project.

      As part of the transition process, we evaluate the impact of these changes on our internal control over financial reporting and have determined that these changes have not materially affected, or are not reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                        NORTHERN BORDER PIPELINE COMPANY

ITEM 5. OTHER INFORMATION

         On May 4, 2005, the FERC issued a policy statement as a result of its request for comments on the proper tax allowance treatment for capital structures involving partnerships and other forms of ownership. Under the new policy, an income tax allowance would be permitted on all partnership interests if the owner of that interest has an actual or potential income tax liability on that income. As previously disclosed, our tariff provides for an income tax allowance. We believe that the policy statement generally is a positive development regarding income tax allowances in the derivation of rates for pipelines. In the event the policy statement is applied to us, the issue of whether a particular owner has an actual or potential income tax liability and related matters may be resolved in individual rate proceedings.

ITEM 6. EXHIBITS

      10.1 Form of Termination Agreement dated as of January 5, 2005, incorporated by reference to Exhibit 99.1 to Northern Border Partners, L.P. Form 8-K filed on January 11, 2005 (File No. 1-12202).

      10.2    ONEOK, Inc. 2005 Supplemental Executive Retirement Plan filed as
              Exhibit 99.2 to Northern Border Partners, L.P. Form 8-K filed on January 11, 2005 (File No. 1-12202).

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

                                           NORTHERN BORDER PIPELINE COMPANY
                                           (A Texas General Partnership)
                                           By: Northern Plains Natural Gas
                                               Company, LLC, Operator

Date: May 9, 2005                      By: /s/ Jerry L. Peters
                                           --------------------------------
                                           Jerry L. Peters
                                           Vice President, Finance and
                                             Treasurer

                                Index to Exhibits

Exhibit No                               Description
----------                               -----------
10.1        Form of Termination Agreement dated as of January 5, 2005, incorporated by reference to Exhibit 99.1 to Northern Border
            Partners, L.P. Form 8-K filed on January 11, 2005 (File No. 1-12202).

10.2        ONEOK, Inc. 2005 Supplemental Executive Retirement Plan filed as
            Exhibit 99.2 to Northern Border Partners, L.P. Form 8-K filed on
            January 11, 2005 (File No. 1-12202).

31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and
            Accounting Officer.

32.1        Section 1350 Certification of Chief Executive Officer.

32.2        Section 1350 Certification of Chief Financial and Accounting
            Officer.