Form 10-Q
period 2005-09-30
NORTHERN BORDER PIPELINE CO
filed 2005-11-07
CIK 1095355

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________.

                        Commission File Number: 333-88577

                        NORTHERN BORDER PIPELINE COMPANY
             (Exact name of registrant as specified in its charter)

                  TEXAS                                         74-2684967
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                      Identification Number)

            13710 FNB PARKWAY
             OMAHA, NEBRASKA                                    68154-5200
(Address of principal executive offices)                        (Zip code)

                                 (402) 492-7300
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Not applicable.

                        NORTHERN BORDER PIPELINE COMPANY
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statement of Income -
            Three and Nine Months Ended September 30, 2005 and 2004..         3
         Statement of Comprehensive Income -
            Three and Nine Months Ended September 30, 2005 and 2004..         3
         Balance Sheet - September 30, 2005 and December 31, 2004....         4
         Statement of Cash Flows - Nine Months Ended
            September 30, 2005 and 2004..............................         5
         Statement of Changes in Partners' Equity - Nine Months Ended
            September 30, 2005.......................................         6
         Notes to Financial Statements...............................       7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................      9-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..        16

Item 4.  Controls and Procedures.....................................        16

                     PART II - OTHER INFORMATION

Item 6.  Exhibits....................................................        17

         Signature...................................................        18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF INCOME
(UNAUDITED)

                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                      SEPTEMBER 30,        SEPTEMBER 30,
                                   ------------------   -------------------
                                     2005      2004       2005       2004
                                   -------   -------    --------   --------
                                                (In thousands)
Operating revenue                  $89,008   $81,609    $241,619   $246,448
                                   -------   -------    --------   --------
Operating expenses:
   Operations and maintenance       10,661    11,036      29,442     29,861
   Depreciation and amortization    14,461    14,594      43,201     43,650
   Taxes other than income           8,119     8,085      23,393     22,388
                                   -------   -------    --------   --------
      Operating expenses            33,241    33,715      96,036     95,899
                                   -------   -------    --------   --------
Operating income                    55,767    47,894     145,583    150,549
                                   -------   -------    --------   --------
Interest expense                    10,695    10,064      31,923     30,208
                                   -------   -------    --------   --------
Other income (expense):
   Other income                        813       541       1,992      1,674
   Other expense                       292      (791)        (81)    (1,381)
                                   -------   -------    --------   --------
      Other income, net              1,105      (250)      1,911        293
                                   -------   -------    --------   --------
Net income to partners             $46,177   $37,580    $115,571   $120,634
                                   =======   =======    ========   ========

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 30,        SEPTEMBER 30,
                                     ------------------   -------------------
                                       2005      2004       2005       2004
                                     -------   -------    --------   --------
                                                  (In thousands)
Net income to partners               $46,177   $37,580    $115,571   $120,634
Other comprehensive income:
   Changes associated with current
    period hedging transactions         (377)     (360)     (1,111)    (1,163)
                                     -------   -------    --------   --------
Total comprehensive income           $45,800   $37,220    $114,460   $119,471
                                     =======   =======    ========   ========

   The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
BALANCE SHEET
(UNAUDITED)

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        2005           2004
                                                   -------------   ------------
                                                          (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                         $   20,995     $   20,355
   Accounts receivable, net of allowance for
    doubtful accounts of $0 and $4,208 at
    September 30, 2005, and December 31, 2004,
    respectively                                         31,973         33,870
   Materials and supplies, at cost                        3,476          3,409
   Prepaid expenses and other                             2,162          1,688
                                                     ----------     ----------
      Total current assets                               58,606         59,322
                                                     ----------     ----------
Property, plant and equipment:
   Natural gas transmission plant                     2,466,370      2,449,137
   Less: Accumulated provision for depreciation
    and amortization                                    946,917        903,664
                                                     ----------     ----------
      Property, plant and equipment, net              1,519,453      1,545,473
                                                     ----------     ----------
Other assets:
   Unamortized debt expense                               3,602          3,837
   Regulatory assets                                     13,020         11,807
   Other                                                  4,279          4,549
                                                     ----------     ----------
      Total other assets                                 20,901         20,193
                                                     ----------     ----------
         Total assets                                $1,598,960     $1,624,988
                                                     ==========     ==========

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
   Accounts payable                                  $   10,041     $    9,344
   Accrued taxes other than income                       28,052         27,113
   Accrued interest                                      14,573         11,365
   Other                                                  3,778          1,640
                                                     ----------     ----------
      Total current liabilities                          56,444         49,462
                                                     ----------     ----------
Long-term debt                                          602,380        603,860
                                                     ----------     ----------
Reserves and deferred credits                             4,452          4,526
                                                     ----------     ----------
Commitments and contingencies (Note 4)

Partners' equity:
   Partners' capital                                    933,033        963,378
   Accumulated other comprehensive income                 2,651          3,762
                                                     ----------     ----------
      Total partners' equity                            935,684        967,140
                                                     ----------     ----------
         Total liabilities and partners' equity      $1,598,960     $1,624,988
                                                     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      ---------------------
                                                         2005        2004
                                                      ---------   ---------
                                                          (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income to partners                                $ 115,571   $ 120,634
                                                      ---------   ---------
Adjustments to reconcile net income to partners
 to net cash provided by operating activities:
   Depreciation and amortization                         43,254      43,924
   Reserves and deferred credits                           (462)        115
   Changes in components of working capital               8,337        (730)
   Other                                                 (2,856)     (5,457)
                                                      ---------   ---------
      Total adjustments                                  48,273      37,852
                                                      ---------   ---------
   Net cash provided by operating activities            163,844     158,486
                                                      ---------   ---------

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and
 equipment                                              (16,967)     (7,216)
                                                      ---------   ---------

CASH FLOW FROM FINANCING ACTIVITIES
Contributions from partners                                  --     130,000
Distributions to partners                              (145,916)   (155,999)
Issuance of long-term debt                               96,000      10,000
Retirement of long-term debt                            (96,000)   (131,000)
Long-term financing costs                                  (321)         --
                                                      ---------   ---------
   Net cash used in financing activities               (146,237)   (146,999)
                                                      ---------   ---------
Net change in cash and cash equivalents                     640       4,271
Cash and cash equivalents at beginning of period         20,355      28,732
                                                      ---------   ---------
Cash and cash equivalents at end of period            $  20,995   $  33,003
                                                      =========   =========

Supplemental disclosures for cash flow information:

Cash paid for interest, net of amount capitalized     $  29,902   $  28,441
                                                      =========   =========
Changes in components of working capital:
   Accounts receivable                                $   1,896   $   1,736
   Materials and supplies                                   (67)        516
   Prepaid expenses and other                              (473)       (113)
   Accounts payable and other current liabilities         2,834      (3,774)
   Accrued taxes other than income                          939      (1,127)
   Accrued interest                                       3,208       2,032
                                                      ---------   ---------
      Total                                           $   8,337   $    (730)
                                                      =========   =========

   The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                                      NORTHERN
                                     TC PIPELINES      BORDER       ACCUMULATED
                                     INTERMEDIATE   INTERMEDIATE       OTHER         TOTAL
                                        LIMITED        LIMITED     COMPREHENSIVE   PARTNERS'
                                      PARTNERSHIP    PARTNERSHIP       INCOME        EQUITY
                                     ------------   ------------   -------------   ---------
                                                          (In thousands)
Balance at December 31, 2004           $289,014      $ 674,364        $ 3,762      $ 967,140
   Net income to partners                34,671         80,900             --        115,571
   Changes associated with current
      period hedging transactions            --             --         (1,111)        (1,111)
   Distribution to partners             (43,775)      (102,141)            --       (145,916)
                                       --------      ---------        -------      ---------
Balance at September 30, 2005          $279,910      $ 653,123        $ 2,651      $ 935,684
                                       ========      =========        =======      =========

   The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

In this report, references to "we," "us" or "our" collectively refer to Northern Border Pipeline Company.

We prepared the financial statements included herein without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) are condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and use estimates that affect the reported amount of the assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from these estimates if the underlying assumptions are incorrect.

Certain reclassifications were made to the 2004 financial statements to conform to the current year presentation.

2.   CREDIT FACILITIES

We entered into a $175 million five-year credit agreement (2005 Pipeline Credit Agreement) with certain financial institutions in May 2005. The 2005 Pipeline Credit Agreement is to be used to refinance existing indebtedness, fund capital expenditures and for general business purposes. At our option, the interest rate on the outstanding borrowings may be the lender's base rate or the London Interbank Offered Rate (LIBOR) plus a spread that is based on our long-term unsecured debt ratings. The 2005 Pipeline Credit Agreement permits us to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. We are required to pay a fee on the principal commitment amount of $175 million. As of September 30, 2005, there were no amounts outstanding under the 2005 Pipeline Credit Agreement.

Under the 2005 Pipeline Credit Agreement, we are required to comply with certain financial, operational and legal covenants. Among other things, we are required to maintain ratios of EBITDA (net income plus interest expense, income taxes and depreciation and amortization) to interest expense of greater than 3 to 1. We are also required to maintain a ratio of indebtedness to adjusted EBITDA (EBITDA adjusted for pro forma operating results of acquisitions made during the year) of no more than 4.5 to 1. Pursuant to the 2005 Pipeline Credit Agreement, if one or more acquisitions are consummated in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA is increased to 5 to 1 for two calendar quarters following the acquisition. Upon any breach of these covenants, amounts outstanding under the 2005 Pipeline Credit Agreement may become due and payable immediately. As of September 30, 2005, we were in compliance with these covenants.

3.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize financial instruments to reduce our market risk exposure to interest rate fluctuations and achieve a more predictable cash flow. We follow established policies and procedures to assess risk and approve, monitor and report our financial instrument activities. We do not use these instruments for trading purposes. As of September 30, 2005, there were no outstanding interest rate swap agreements.

We record in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges and amortize these amounts to interest expense over the term of the hedged debt. During the three and nine months ended September 30, 2005, we amortized approximately $0.4 million and $1.1 million, respectively, related to terminated interest rate swap agreements as a reduction to interest expense from accumulated other comprehensive income. We expect to amortize approximately $0.4 million in the fourth quarter of 2005.

We record in long-term debt amounts received or paid related to terminated interest rate swap agreements for fair value hedges and amortize these amounts to interest expense over the remaining life of the interest rate swap agreement. During the three and nine months ended September 30, 2005, we amortized approximately $0.5 million and $1.6 million, respectively, as a reduction to interest expense. We expect to amortize approximately $0.5 million in the fourth quarter of 2005.

4.   COMMITMENTS AND CONTINGENCIES

Various legal actions that have arisen in the ordinary course of business are pending. We believe that the resolution of these issues will not have a material adverse impact on our results of operations or financial position.

5.   SALE OF BANKRUPTCY CLAIMS

In June 2005, we executed term sheets with a third party for the sale of our bankruptcy claims for transportation contracts and associated guarantees held against Enron Corp. and Enron North America Corp. Proceeds from the sale of the claims were $11.1 million. In 2004, we adjusted our allowance for doubtful accounts to reflect an estimated recovery of $1.1 million for the claims. In the second quarter of 2005, we made an adjustment to our allowance for doubtful accounts of $0.6 million to reflect the agreements for the sale. In the third quarter of 2005, we recognized revenue of $9.4 million as a result of the sale.

6.   ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment" (Statement 123R) which requires companies to expense the fair value of share-based payments and includes changes related to the expense calculation for share-based payments. We are currently assessing the impact of adopting Statement 123R but do not expect its adoption to have a material impact on our results of operations or financial position.

In March 2005, the FASB issued Interpretation (FIN) 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement
(SFAS) No. 143." The statement clarifies the term "conditional asset retirement obligation," as used in SFAS No. 143, and the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of the fiscal year ending after December 15, 2005. The effect of adopting FIN 47 is not expected to be material to our results of operations or financial position.

In June 2005, the Federal Energy Regulatory Commission (FERC) issued guidance describing how FERC-regulated companies should account for costs associated with implementing the pipeline integrity management requirements of the U.S. Department of Transportation's Office of Pipeline Safety. Under the guidance, costs to 1) prepare a plan to implement the program, 2) identify high consequence areas, 3) develop and maintain a record keeping system and 4) inspect, test and report on the condition of affected pipeline segments to determine the need for repairs or replacements, are required to be expensed. Costs of modifying pipelines to permit in-line inspections, certain costs associated with developing or enhancing computer software and costs associated with remedial and mitigation actions to correct an identified condition can be capitalized. The guidance is effective January 1, 2006, to be applied prospectively. The effect of adopting this order is not expected to be material to our results of operations or financial position.

7.   SUBSEQUENT EVENTS

We make distributions to our general partners approximately one month following the end of the quarter. A cash distribution of approximately $57.0 million was declared and paid on November 1, 2005, for the third quarter of 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes to financial statements included in
Item 1 of this quarterly report on Form 10-Q.

References to "we," "us" or "our" collectively refer to Northern Border Pipeline Company.

EXECUTIVE SUMMARY

OVERVIEW

Northern Border Pipeline Company is a Texas general partnership formed in 1978. Northern Border Partners, L.P. owns a 70% general partner interest and TC PipeLines, LP owns the remaining 30%. Both Northern Border Partners and TC PipeLines are publicly-traded partnerships. We are a leading transporter of natural gas imported from Canada into the United States.

RECENT DEVELOPMENTS

Bankruptcy Claims - In June 2005, we executed term sheets with a third party for the sale of our bankruptcy claims for transportation contracts and associated guarantees held against Enron Corp. and Enron North America Corp. Proceeds from the sale of the claims were $11.1 million. In the third quarter of 2005, we recognized revenue of $9.4 million as a result of the sale.

Chicago III Expansion Project - In September 2005, we accepted the Federal Energy Regulatory Commission's (FERC) certificate of public convenience and necessity for the Chicago III Expansion Project. This project will add 130 million cubic feet per day (MMcf/d) of transportation capacity from Harper, Iowa to Chicago, Illinois and is fully subscribed by four shippers under long-term firm service transportation agreements with terms ranging from five and one-half to ten years. Construction is estimated to cost approximately $21 million and the target in-service date is April 2006.

Contracting - For the third quarter of 2005, all of our summer design transportation capacity on the Port of Morgan, Montana to Ventura, Iowa portion of the pipeline was sold. For October 2005, 63 MMcf/d of summer design transportation capacity was not sold. As of October 31, 2005, 88 MMcf/d of summer design capacity remained available for contracting for November and December 2005.

Rate Case - On November 1, 2005, as required by the provisions of the settlement of our last rate case, we filed a rate case with the FERC. The rate case filing proposes an increase to our rates; a change to our rate design approach with a supply zone and market area utilizing a fixed rate per dekatherm and a dekatherm-mile rate, respectively; a compressor usage surcharge primarily to recover costs related to powering electric compressors; and the implementation of a short-term, firm-service rate structure on a prospective basis. We have proposed an increase in overall revenue of 7.8%. The filing also incorporates an overall cost of capital of 10.56% based on a rate of return on equity of 14.20%, an increase in the depreciation rate for transmission plant from 2.25% to 2.84%, the institution of a negative salvage rate of 0.59% and a decrease in the billing determinants. Also included in the filing is the continuation of the inclusion of income taxes in the calculation of our rates.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" and Interpretation 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143." In addition, the FERC issued guidance related to accounting for pipeline integrity costs. We do not expect the adoption of these pronouncements to be material to our results of operations or financial position. For more information about these recent accounting pronouncements, please refer to Note 6 of the Notes to Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles requires management to make assumptions and use estimates that affect the reported amount of the assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from these estimates if the underlying assumptions are incorrect. Any effects on our financial position or results of operations resulting from revisions to these estimates are recorded in the period during which the facts that gave rise to the revision become known. Key estimates used by management include:

     - the economic useful life of our assets used to determine depreciation and amortization;

     -    the fair value used to determine possible asset impairment charges;

     -    the fair value used to record derivative assets and liabilities;

     -    the fair value of assets acquired; and

     -    the amount of expense accruals.

There have been no significant changes in our critical accounting policies since December 31, 2004. For more information about these policies, please refer to
Note 2 of the Notes to Financial Statements - Summary of Significant Accounting Policies in our annual report on Form 10-K for the year ended December 31, 2004. Our most significant accounting policies are:

REGULATORY ASSETS

Our accounting policies conform to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, certain assets that result from the ratemaking process are reflected on the balance sheet as regulatory assets. We consider factors such as regulatory changes and the impact of competition to determine the probability of future recovery of these assets. If we determine future recovery is no longer probable, we would be required to write off the regulatory assets at that time. As of September 30, 2005, we reflected regulatory assets of $13.0 million that we expect to recover from our customers over varying time periods up to 44 years.

ESTIMATED USEFUL LIVES OF PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION METHODS

Our long-lived assets are recorded at original cost. We estimate the economic useful lives of our assets based on historical experience and make adjustments when changes in planned use, technological advances or other factors show that a different life is more appropriate. The depreciation rate for our regulated interstate natural gas pipeline is determined by the FERC's ratemaking process. Revisions to the estimated economic useful lives of our assets would impact our depreciation and amortization expense in future periods.

DERIVATIVE INSTRUMENTS

We utilize financial instruments to reduce our market risk exposure to interest rate fluctuations and achieve a more predictable cash flow. We record our derivatives at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair value of a derivative instrument is determined by the present value of its future cash flows based on market prices from third party sources. The accounting treatment for changes in a derivative's fair value depends on whether it is designated and qualifies as part of a hedge relationship. If specific hedge criteria are met, the derivative's gains and losses may offset the hedged item's related results in the income statement. As of September 30, 2005, there were no derivative financial instruments outstanding.

REVENUE RECOGNITION

We recognize revenue according to each transportation contract for transportation service that is provided to our customers. Customers with firm service transportation agreements pay a reservation fee for capacity on our pipelines known as a demand charge regardless if the shipper actually utilizes its reserved capacity. Firm service transportation customers also pay a fee based on the volume of natural gas transported. Customers with interruptible service transportation agreements may utilize available capacity on our pipelines; however, service is subject to interruption if capacity is required for customers with firm service transportation agreements. Interruptible service customers are assessed a fee based only on the volume of natural gas transported.

RESULTS OF OPERATIONS

OVERVIEW

We transport natural gas for our customers along 1,249 miles of pipeline that extends from the United States-Canadian border near Port of Morgan, Montana to a terminus near North Hayden, Indiana. Our pipeline system connects with multiple pipelines providing our customers access to the various natural gas markets served by those pipelines.

Operating revenue is derived from transportation contracts under a tariff that is regulated by the FERC. The tariff specifies the maximum rate we can charge our customers for natural gas transportation service on our pipeline, which is established in a FERC proceeding known as a rate case. During a rate case, a determination is reached by the FERC, either through a hearing or a settlement, on a maximum rate that includes the recovery of our prudent cost-based investment and operating expenses and a reasonable return for our investors.

Our firm service transportation customers pay a fee to reserve capacity on our pipeline regardless of how much natural gas they actually transport as well as a fee based on the volume of natural gas transported. Our interruptible service transportation customers pay a fee based only on the volume of natural gas transported.

MARKET CONDITIONS

As of December 31, 2004, approximately 88% of the natural gas we transported was produced in the Western Canada Sedimentary Basin. As a result, the continuous supply of Canadian natural gas is crucial to our long-term financial condition. Of equal importance is the demand for natural gas in the Midwestern United States markets that we serve, including the Chicago market area.

Some of the significant factors that may impact our customers' desire to move natural gas on our interstate natural gas pipeline include:

     - the amount of Canadian natural gas available for export, which is impacted by Canadian supply and demand;

     -    the ability to transport Canadian gas on other pipelines;

     - the amount of storage capacity for Canadian gas and demand for storage injection;

     - the availability of natural gas from other supply sources that could be transported to the Midwestern United States;

     - the demand for natural gas in other markets, which may affect the supply in the Midwestern United States, primarily as a result of temperature and/or hydro-electric generation levels; and

     - the natural gas market price spread between Alberta, Canada and the Midwestern United States.

For more information about market conditions that may impact supply and demand for natural gas, please read "Business - Demand for Pipeline Transportation Capacity" in our annual report on Form 10-K for the year ended December 31, 2004.

KNOWN TRENDS AND UNCERTAINTIES

Canadian Supply - We believe that Canadian natural gas supply will remain fairly stable and import levels will be flat during the remainder of 2005.

Natural Gas Storage Levels - Natural gas storage is necessary to balance supply and demand, especially as demand shifts from steady load industrial users to temperature-sensitive residential, commercial and electric generation users as a result of increasing natural gas prices. Industrial users may utilize more economical energy sources when the price of natural gas surpasses the price of alternatives.

During the second quarter of 2005, increased storage injection activity of Canadian natural gas negatively impacted demand for our transportation capacity. As storage levels approached full capacity during the third quarter of 2005, demand for our pipeline's transportation capacity increased. Additional Canadian storage projects expected to be in service in 2006 and the anticipated natural gas price differential during the upcoming April and May shoulder months compared with the 2006-07 winter heating season are expected to impact our revenue again in 2006. The impact of shippers utilizing Canadian storage may reduce demand for our capacity during the spring and early summer months and increase demand during the winter months.

Seasonality - Winter season is considered to be during the months of November to March and summer season is considered to be during the remaining months. Peak summer season for electric generation includes July, August and September.

Weather conditions throughout the United States can significantly impact regional natural gas supply and demand. The Western United States market is sensitive to precipitation levels which impact hydro-electric generation. During the summer, high temperatures combined with low hydro-electric generation levels may increase demand for Canadian natural gas. In the Midwestern United States, the current pipeline infrastructure is designed to meet winter heating demand loads. When demand declines as a result of moderate temperatures, excess pipeline capacity may stimulate greater competition from other supply sources.

To the extent that our transportation capacity is contracted under firm service transportation agreements, a significant portion of our revenue, which is generated from demand charges, will not be impacted by seasonal throughput variations. However, when transportation agreements expire, seasonal demand may impact our ability to recontract our pipeline's firm service transportation capacity. Accordingly, we believe that throughput on our interstate natural gas pipeline may experience seasonal fluctuations and some discounting may be required at times to maximize revenue.

Competition - New supply from the Rockies via Cheyenne Plains Pipeline as well as natural gas from the San Juan and Permian Basins redirected from the Western United States markets into the Mid-continent region created greater supply competition in the Midwestern United States market. Cheyenne Plains is expected to complete an expansion project that will increase its design capacity by 170 million dekatherms per day (MMdth/d) to 730 MMdth/d by early 2006.

Contracting Risk - Our primary exposure to market risk occurs when existing transportation contracts expire and are subject to renegotiation. For the third quarter of 2005, all of our summer design transportation capacity on the Port of Morgan, Montana to Ventura, Iowa portion of the pipeline was sold. For October 2005, 63 MMcf/d of summer design transportation capacity was not sold. As of October 31, 2005, 88 MMcf/d of summer design capacity remained available for contracting for November and December 2005.

We anticipate that 2006 demand for our capacity will be similar to 2005 demand based on our expectations of Canadian natural gas supply and demand for natural gas in the markets that we serve. We believe that discounting transportation rates on a short-term basis may be necessary to maximize revenue and anticipate that the level of discounting in the future will vary from 2005 depending upon current market conditions.

Growth Projects - We are focused on modifying our system to meet market demand. A project currently underway is the Chicago III Expansion Project which will add 130 MMcf/d of transportation capacity from Harper, Iowa to the Chicago market area. In September 2005, we accepted the FERC's certificate of public convenience and necessity for the project. This expansion is fully subscribed by four shippers under long-term firm service transportation agreements with terms ranging from five and one-half to ten years. Construction is estimated to cost approximately $21 million and the target in-service date is April 2006.

Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2004, for more information about the Chicago III Expansion Project.

REGULATORY DEVELOPMENTS

Rate Case - On November 1, 2005, as required by the provisions of the settlement of our last rate case, we filed a rate case with the FERC. The rate case filing proposes an increase to our rates; a change to our rate design approach with a supply zone and market area utilizing a fixed rate per dekatherm and a dekatherm-mile rate, respectively; a compressor usage surcharge primarily to recover costs related to powering electric compressors; and the implementation of a short-term, firm-service rate structure on a prospective basis. We have proposed an increase in overall revenue of 7.8%.

The filing also incorporates an overall cost of capital of 10.56% based on a rate of return on equity of 14.20%, an increase in the depreciation rate for transmission plant from 2.25% to 2.84%, the institution of a negative salvage rate of 0.59% and a decrease in the billing determinants. Also included in the filing is the continuation of the inclusion of income taxes in the calculation of our rates.

While we cannot predict the FERC and intervening parties' positions on the proposed changes, we anticipate opposition. We also anticipate that the FERC will issue an order by early December 2005 that will identify the issues raised in the proceeding and accept the proposed rates but suspend their effectiveness until May 1, 2006, at which time the new rates would be collected subject to refund until final resolution of the rate case. We expect the FERC will set issues for hearing and unless we are able to reach a settlement with the FERC staff and our customers, final resolution of this matter may not occur until 2007.

OPERATING RESULTS

Net income - Net income to partners was $46.2 million for the third quarter ended September 30, 2005, an increase of $8.6 million, or 23%, compared with $37.6 million for the same quarter last year. Net income to partners was $115.6 million for the nine months ended September 30, 2005, a decrease of $5.0 million, or 4%, compared with $120.6 million for the same period last year.

Operating revenue - Operating revenue increased $7.4 million, or 9%, for the third quarter of 2005 compared with the same quarter last year due to the recognition of the sale of our bankruptcy claims for transportation contracts and associated guarantees held against Enron and Enron North America of $9.4 million partially offset by decreased firm demand revenue of $2.0 million primarily as a result of discounted capacity.

Operating revenue decreased $4.8 million, or 2%, for the nine months ended September 30, 2005, compared with the same period in 2004 due to decreased revenue associated with uncontracted and discounted transportation capacity of $13.6 million offset by revenue from the sale of our bankruptcy claims of $9.4 million in 2005. An additional day of transportation revenue due to leap year increased revenue by $0.9 million in 2004.

Operations and maintenance expense - Operations and maintenance expense decreased $0.4 million for the third quarter of 2005 compared with the same quarter last year primarily due to decreased general and administrative expenses.

Operations and maintenance expense decreased $0.4 million for the nine months ended September 30, 2005, compared with the same period last year due to the reduction of our allowance for doubtful accounts related to bankruptcy claims of $0.6 million and decreased general and administrative expenses of $0.4 million. In 2004, we recorded an amortization expense related to the renewal of a right-of-way easement of $1.3 million offset by adjustments to true up corporate charges and benefit costs of $1.9 million.

Taxes other than income - Taxes other than income remained flat for the third quarter of 2005 compared with the corresponding period last year primarily due to increased expense for Minnesota compressor fuel tax of $0.4 million offset by decreased expense to adjust for valuations and actual tax bills received of $0.2 million in 2005 and increased expense to adjust for valuations and actual tax bills received of $0.3 million in 2004.

Taxes other than income increased $1.0 million for the nine months ended September 30, 2005, compared with the same period in 2004 due to increased expense for Minnesota compressor fuel tax of $0.4 million and decreased expense to adjust for valuations and actual tax bills received to reflect actual tax amounts of $0.6 million in 2005 and $1.2 million in 2004.

Interest expense - Interest expense increased $0.6 million for the third quarter of 2005 and $1.7 million for the nine months ended September 30, 2005, compared with the same periods last year as the result of higher average interest rates partially offset by lower average debt outstanding.

Other income and expense - Net other income increased $1.4 million for the third quarter of 2005 compared with the same quarter last year primarily due to income recorded for adjustments to our allowance for doubtful accounts of $0.6 million in 2005 and increased business development costs of $0.6 million incurred in 2004.

Net other income increased $1.6 million for the nine months ended September 30, 2005, compared with the same period in 2004 primarily due to income recorded for adjustments to our allowance for doubtful accounts of $0.4 million and income related to a waste heat recovery project of $0.3 million in 2005 and increased business development costs of $0.6 million incurred in 2004.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

We believe our liquidity is adequate to fund future recurring operating activities and investments. We rely on our operating cash flow and the credit facility listed in the following table to meet our short-term liquidity needs. We expect to meet our other liquidity needs by issuing long-term debt. The timing and our ability to issue debt will depend on various factors, including:

     -    the prevailing market conditions;

     -    interest rates;

     -    our financial condition; and

     -    our credit rating.

DEBT AND CREDIT FACILITIES

The following table summarizes our debt and credit facilities outstanding as of September 30, 2005:

                                                          PAYMENTS DUE BY PERIOD
                                                        --------------------------
                                                            CURRENT
                                                            PORTION      LONG-TERM
                                               TOTAL       < 1 YEAR       PORTION
                                             --------   --------------   ---------
                                                        (In thousands)
$175 million credit agreement due 2010 (a)   $     --         $--         $     --
6.25% senior notes due 2007                   150,000          --          150,000
7.75% senior notes due 2009                   200,000          --          200,000
7.50% senior notes due 2021                   250,000          --          250,000
                                             --------         ---         --------
   Total                                     $600,000         $--         $600,000
                                             ========         ===         ========

(a) We are required to pay a facility fee of 0.075% on the principal commitment amount of our credit agreement.

In May 2005, we entered into a $175 million five-year revolving credit agreement with certain financial institutions. We may select the lender's base rate or the London Interbank Offered Rate (LIBOR) plus a spread that is based on our long-term unsecured debt ratings as the interest rate on the loan. We are required to comply with certain financial, operational, and legal covenants, including the maintenance of EBITDA (net income plus interest expense, income taxes and depreciation and amortization) to interest expense ratio of greater than 3 to 1 and debt to adjusted EBITDA (EBITDA adjusted for pro forma operating results of acquisitions made during the year) ratio of no more than 4.5 to 1. If we consummate one or more acquisitions that exceed $25 million in total purchase price, the allowable ratio of debt to adjusted EBITDA is increased to 5 to 1 for two calendar quarters following the acquisition. If we breach any of these covenants, amounts outstanding may become due and payable immediately. As of September 30, 2005, we were in compliance with the covenants of our credit agreement.

OPERATING ACTIVITIES

Net cash provided by operating activities was $163.8 million for the nine months ended September 30, 2005, compared with $158.5 million for the same period last year. The $5.3 million increased cash flow was due to proceeds from the sale of our bankruptcy claims held against Enron and Enron North America of $11.1 million and payments received for miscellaneous receivables of $1.8 million offset by lower operating revenues of $14.2 million and higher interest payments of $1.5 million in 2005. Impacting cash flow in 2004 were payments to renew a right-of-way lease and other benefits of $5.5 million and payments related to corporate charges of $3.0 million.

INVESTING ACTIVITIES

Net cash used in investing activities was $17.0 million for the nine months ended September 30, 2005, compared with $7.2 million for the corresponding period last year. Both maintenance and growth capital expenditures increased $4.9 million for 2005 compared with 2004. Growth capital expenditures included $4.3 million related to the Chicago III Expansion Project.

Total capital expenditures for 2005 are estimated to be approximately $36 million, which includes approximately $14 million for the Chicago III Expansion Project. The remaining capital expenditures for 2005 are primarily related to renewals and replacements of existing facilities. We currently anticipate funding our capital expenditures for the remainder of 2005 primarily with borrowings under our credit agreement and using operating cash flow.

For more information about the Chicago III Expansion Project, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2004.

FINANCING ACTIVITIES

Net cash used in financing activities was $146.2 million for the nine months ended September 30, 2005, compared with $147.0 million for the same period in 2004. A cash distribution of approximately $57.0 million was declared and paid on November 1, 2005, for the third quarter of 2005.

THE IMPACT OF ENRON'S CHAPTER 11 FILING ON OUR BUSINESS

In June 2005, we executed term sheets with a third party for the sale of our bankruptcy claims for transportation contracts and associated guarantees held against Enron Corp. and Enron North America Corp. Proceeds from the sale of the claims were $11.1 million. In 2004, we adjusted our allowance for doubtful accounts to reflect an estimated recovery of $1.1 million for the claims. In the second quarter of 2005, we made an adjustment to our allowance for doubtful accounts of $0.6 million to reflect the agreements for the sale. In the third quarter of 2005, we recognized revenue of $9.4 million as a result of the sale.

For more information about the bankruptcy claims held by us against Enron and Enron North America, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Update on the Impact of Enron's Chapter 11 Filing on our Business" in our annual report on Form 10-K for the year ended December 31, 2004, and our quarterly reports on Form 10-Q for the first and second quarters ended March 31, 2005, and June 30, 2005, respectively.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The statements in this quarterly report that are not historical information (including statements concerning plans and objectives of management for future operations, economic performance or assumptions related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "should" and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the following:

     - the impact of uncontracted or discounted capacity being greater than expected;

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

     - orders by the FERC which are significantly different than our assumptions related to the November 2005 rate case;

     - developments in the December 2, 2001, filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code;

     -    regulatory actions and receipt of expected regulatory clearances;

     -    actions by rating agencies;

     -    the ability to control operating costs;

     - conditions in the capital markets and our ability to access the capital markets;

     - the risk inherent in the use of information systems in our business, implementation of new software and hardware and the impact on the timeliness of information for financial reporting; and

     - acts of nature, sabotage, terrorism or other similar acts causing damage to our facilities or our suppliers or shippers' facilities.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors could also have material adverse effects on future results.

These and other risks are described in greater detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Information Regarding Forward-Looking Statements" included in our annual report on Form 10-K for the year ended December 31, 2004. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under the securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or changes in circumstances, expectations or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OVERVIEW

We utilize financial instruments to reduce our market risk exposure to interest rate fluctuations and achieve a more predictable cash flow. We follow established policies and procedures to assess risk and approve, monitor and report our financial instrument activities. We do not use these instruments for trading purposes.

INTEREST RATE RISK

Our interest rate exposure is a result of variable rate borrowings. To reduce our sensitivity to interest rate fluctuations, we may maintain a portion of our consolidated debt portfolio in fixed-rate debt. We may also use interest rate swap agreements to manage interest expense by converting a portion of fixed-rate debt to variable-rate debt. As of September 30, 2005, we had neither variable-rate debt nor interest rate swaps outstanding. For additional information about our derivative instruments, please refer to Note 3 of the Notes to Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the officers of Northern Plains Natural Gas Company, LLC who are the equivalent of a principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on their evaluation, they concluded that as of September 30, 2005, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

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

                                       NORTHERN BORDER PIPELINE COMPANY
                                       (A Texas General Partnership)

                                       By: Northern Plains Natural Gas Company,
                                           LLC, Operator


Date: November 7, 2005                 By: /s/ Jerry L. Peters
                                           -------------------------------------
                                           Jerry L. Peters
                                           Vice President, Finance and Treasurer
                                           (Signing on behalf of the Registrant
                                           and as Chief Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
+31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

+31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

+32.1         Section 1350 Certification of Chief Executive Officer

+32.2         Section 1350 Certification of Chief Financial Officer

+Filed herewith