Form 10-Q
period 2006-03-31
NORTHERN BORDER PIPELINE CO
filed 2006-05-04
CIK 1095355

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 2006

                                       or

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

                                                                  Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

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

                        NORTHERN BORDER PIPELINE COMPANY
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
              Statement of Income - Three Months Ended
                 March 31, 2006, and 2005............................       4
              Statement of Comprehensive Income - Three Months Ended
                 March 31, 2006, and 2005............................       4
              Balance Sheet - March 31, 2006, and December 31, 2005..       5
              Statement of Cash Flows - Three Months Ended
                 March 31, 2006, and 2005............................       6
              Statement of Changes in Partners' Equity - Three Months
                 Ended March 31, 2006................................       7
              Notes to Financial Statements..........................       8
Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations
              Executive Summary......................................      10
              Critical Accounting Estimates..........................      10
              Results of Operations..................................      11
              Liquidity and Capital Resources........................      11
              Recent Accounting Pronouncements.......................      12
              Forward-Looking Statements.............................      13
Item 3.    Quantitative and Qualitative Disclosures about Market
            Risk.....................................................      13
Item 4.    Controls and Procedures...................................      14

                           PART II - OTHER INFORMATION

Item 1A.   Risk Factors..............................................      14
Item 6.    Exhibits..................................................      15
           Signature.................................................      16

The statements in this quarterly report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "should" and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described in this quarterly report under Item 1A, "Risk Factors," and under Item 1A, "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2005.

GLOSSARY

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

Bcf/d.........................   Billion cubic feet per day
Design capacity...............   Pipeline capacity available to transport
                                    natural gas based on system facilities
                                    and design conditions
Exchange Act..................   Securities Exchange Act of 1934, as amended
FASB..........................   Financial Accounting Standards Board
FERC..........................   Federal Energy Regulatory Commission
GAAP..........................   Generally accepted accounting principles
MMcf/d........................   Million cubic feet per day
Northern Border Partners......   Northern Border Partners, L.P. and Northern
                                    Border Intermediate Limited Partnership
Northern Border Pipeline......   Northern Border Pipeline Company
Northern Plains...............   Northern Plains Natural Gas Company, LLC, a
                                    ONEOK subsidiary
NYSE..........................   New York Stock Exchange
ONEOK.........................   ONEOK, Inc.
SEC...........................   Securities and Exchange Commission
SFAS..........................   Statement of Financial Accounting Standards
TC PipeLines..................   TC PipeLines, LP and TC PipeLines Intermediate
                                    Limited Partnership
TransCanada...................   TransCanada Corporation
U.S...........................   United States

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF INCOME
(UNAUDITED)

                                   THREE MONTHS ENDED
                                        MARCH 31,
                                   ------------------
                                      2006      2005
                                    -------   -------
                                     (In thousands)
Operating revenue                   $79,827   $82,825
                                    -------   -------
Operating expenses:
   Operations and maintenance         9,458     9,569
   Depreciation and amortization     14,566    14,368
   Taxes other than income            8,106     7,853
                                    -------    ------
      Operating expenses             32,130    31,790
                                    -------    ------
Operating income                     47,697    51,035
                                    -------    ------
Interest expense                     10,689    10,583
                                    -------    ------
Other income (expense):
   Other income                         437       332
   Other expense                        (92)     (153)
                                    -------    ------
      Other income, net                 345       179
                                    -------    ------
Net income to partners              $37,353   $40,631
                                    =======   =======

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

                                     THREE MONTHS ENDED
                                          MARCH 31,
                                     ------------------
                                        2006      2005
                                      -------   -------
                                        (In thousands)
Net income to partners                $37,353   $40,631
Other comprehensive income:
   Changes associated with current
      period hedging transactions        (389)     (365)
                                      -------   -------
Total comprehensive income            $36,964   $40,266
                                      =======   =======

   The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
BALANCE SHEET
(UNAUDITED)

                                                   MARCH 31,   DECEMBER 31,
                                                     2006          2005
                                                  ----------   ------------
                                                        (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                      $   15,065    $   22,039
   Accounts receivable                                29,883        40,546
   Materials and supplies, at cost                     3,601         3,566
   Prepaid expenses and other                            912         1,540
                                                  ----------    ----------
      Total current assets                            49,461        67,691
                                                  ----------    ----------
Property, plant and equipment:
   Natural gas transmission plant                  2,486,367     2,476,815
   Less: Accumulated provision for depreciation
      and amortization                               974,879       960,740
                                                  ----------    ----------
      Property, plant and equipment, net           1,511,488     1,516,075
                                                  ----------    ----------
Other assets:
   Unamortized debt expense                            3,267         3,434
   Regulatory assets                                  14,588        13,853
   Other                                               4,740         3,645
                                                  ----------    ----------
      Total other assets                              22,595        20,932
                                                  ----------    ----------
         Total assets                             $1,583,544    $1,604,698
                                                  ==========    ==========

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
   Current maturities of long-term debt           $    7,000    $   27,000
   Accounts payable                                    9,963        14,105
   Accrued taxes other than income                    26,769        27,637
   Accrued interest                                   14,574        11,525
   Other                                               1,454         2,755
                                                  ----------    ----------
      Total current liabilities                       59,760        83,022
                                                  ----------    ----------
Long-term debt, net of current maturities            601,448       601,916
                                                  ----------    ----------
Reserves and deferred credits                          5,064         4,775
                                                  ----------    ----------
Commitments and contingencies (Note 4)
Partners' equity:
   Partners' capital                                 915,399       912,723
   Accumulated other comprehensive income              1,873         2,262
                                                  ----------    ----------
      Total partners' equity                         917,272       914,985
                                                  ----------    ----------
         Total liabilities and partners' equity   $1,583,544    $1,604,698
                                                  ==========    ==========

   The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                 (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income to partners                                        $ 37,353   $ 40,631
                                                              --------   --------
Adjustments to reconcile net income to partners to net cash
   provided by operating activities:
      Depreciation and amortization                             14,658     14,456
      Reserves and deferred credits                               (333)      (140)
      Changes in components of working capital                   7,993      6,545
      Other                                                     (2,062)    (1,967)
                                                              --------   --------
         Total adjustments                                      20,256     18,894
                                                              --------   --------
      Net cash provided by operating activities                 57,609     59,525
                                                              --------   --------
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment          (9,906)    (4,684)
                                                              --------   --------
      Net cash used in investing activities                     (9,906)    (4,684)
                                                              --------   --------
CASH FLOW FROM FINANCING ACTIVITIES
Equity contributions from partners                              10,330         --
Distributions to partners                                      (45,007)   (54,098)
Issuance of long-term debt                                      21,000     13,000
Retirement of long-term debt                                   (41,000)    (8,000)
                                                              --------   --------
      Net cash used in financing activities                    (54,677)   (49,098)
                                                              --------   --------
Net change in cash and cash equivalents                         (6,974)     5,743
Cash and cash equivalents at beginning of period                22,039     20,355
                                                              --------   --------
Cash and cash equivalents at end of period                    $ 15,065   $ 26,098
                                                              ========   ========

Supplemental disclosures for cash flow information:
Cash paid for interest, net of amount capitalized             $  8,047   $  7,830
                                                              ========   ========
Changes in components of working capital:
   Accounts receivable                                        $ 10,663   $  1,689
   Materials and supplies                                          (35)       (60)
   Prepaid expenses and other                                      627        684
   Accounts payable and other current liabilities               (5,443)     1,251
   Accrued taxes other than income                                (868)      (190)
   Accrued interest                                              3,049      3,171
                                                              --------   --------
      Total                                                   $  7,993   $  6,545
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                                         NORTHERN
                                        TC PIPELINES      BORDER       ACCUMULATED
                                        INTERMEDIATE   INTERMEDIATE       OTHER         TOTAL
                                           LIMITED        LIMITED     COMPREHENSIVE   PARTNERS'
                                         PARTNERSHIP    PARTNERSHIP       INCOME        EQUITY
                                        ------------   ------------   -------------   ---------
                                                             (In thousands)
Partners' equity at December 31, 2005     $273,818       $638,905        $2,262       $914,985
   Net income to partners                   11,206         26,147            --         37,353
   Changes associated with current
      period hedging transactions               --             --          (389)          (389)
   Equity contributions received             3,099          7,231            --         10,330
   Distributions paid                      (13,502)       (31,505)           --        (45,007)
                                          --------       --------        ------       --------
Partners' equity at March 31, 2006        $274,621       $640,778        $1,873       $917,272
                                          ========       ========        ======       ========

   The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

In this report, references to "we," "us" or "our" collectively refer to Northern Border Pipeline Company.

We prepared the financial statements included herein without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) are condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions, with respect to values or conditions which cannot be known with certainty, that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from our estimates. There has been no change to our critical accounting policies and estimates during the first quarter ended March 31, 2006. Information about our critical accounting policies and estimates is included in Note 2 of the Financial Statements in our annual report on Form 10-K for the year ended December 31, 2005.

Certain reclassifications were made to the 2005 financial statements to conform to the current year presentation.

2.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize financial instruments to reduce our market risk exposure to interest rate fluctuations and achieve a more predictable cash flow. We follow established policies and procedures to assess risk and approve, monitor and report our financial instrument activities. We do not use these instruments for trading purposes. As of March 31, 2006, there were no outstanding interest rate swap agreements.

We record in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges and amortize these amounts to interest expense over the term of the hedged debt. During the three months ended March 31, 2006, we amortized approximately $0.4 million related to terminated interest rate swap agreements as a reduction to interest expense from accumulated other comprehensive income. We expect to amortize approximately $0.4 million in each of the remaining quarters of 2006.

We record in long-term debt amounts received or paid related to terminated interest rate swap agreements for fair value hedges and amortize these amounts to interest expense over the remaining life of the interest rate swap agreement. During the three months ended March 31, 2006, we amortized approximately $0.5 million as a reduction to interest expense. We expect to amortize approximately $0.5 million in each of the remaining quarters of 2006.

3.   RATES AND REGULATORY ISSUES

As required by the provisions of the settlement of our last rate case, on November 1, 2005, we filed a rate case with the Federal Energy Regulatory Commission (FERC). In December 2005, the FERC issued an order that identified issues that were raised in the proceeding, accepted the proposed rates but suspended their effectiveness until May 1, 2006, at which time the new rates will be collected subject to refund until final resolution of the rate case. Information about our regulatory proceedings is included in Note 4 of the Financial Statements in our annual report on Form 10-K for the year ended December 31, 2005.

4.   COMMITMENTS AND CONTINGENCIES

Various legal actions that have arisen in the ordinary course of business are pending. We believe that the resolution of these issues will not have a material adverse impact on our results of operations or financial position.

5.   ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment" which requires companies to expense the fair value of share-based payments and includes changes related to the expense calculation for share-based payments. Northern Plains adopted SFAS No. 123R as of January 1, 2006, and will charge us for our proportionate share of the expense recorded by Northern Plains. The impact of adopting SFAS No. 123R does not have a material impact on our results of operations or financial position.

6.   SUBSEQUENT EVENTS

We make distributions to our general partners approximately one month following the end of the quarter. A cash distribution of approximately $48.6 million was declared and paid on May 1, 2006, for the first quarter of 2006.

In April 2006, Northern Border Partners completed the sale of a 20% partnership interest in us to TC PipeLines under the Partnership Interest Purchase and Sale Agreement dated as of December 31, 2005. Northern Border Partners and TC PipeLines each now own a 50% interest in us. As a result of the transaction, our General Partnership Agreement was amended and restated effective April 6, 2006. The major provisions adopted or changed are identified in Item 2 of this quarterly report.

In April 2006, we entered into an Operating Agreement with an affiliate of TransCanada. Under the new Operating Agreement, the TransCanada affiliate will become our operator effective April 1, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes to financial statements included under
Item 1.

In this report, references to "we," "us" or "our" collectively refer to Northern Border Pipeline Company.

EXECUTIVE SUMMARY

OVERVIEW

Northern Border Pipeline is a Texas general partnership that was formed in 1978. We provide natural gas transportation services and are a leading transporter of natural gas imported from Canada into the U.S. At March 31, 2006, Northern Border Partners owned a 70% general partner interest and TC PipeLines owned the remaining 30%. Northern Border Partners and TC PipeLines are publicly traded partnerships.

In April 2006, Northern Border Partners completed the sale of a 20% partnership interest in us to TC PipeLines. Northern Border Partners and TC PipeLines each now own a 50% interest in us. Additional information about the transaction is included in this section under "Recent Developments."

RECENT DEVELOPMENTS

Purchase and Sale of Partnership Interest - In April 2006, Northern Border Partners completed the sale of a 20% partnership interest in us to TC PipeLines under the Partnership Interest Purchase and Sale Agreement dated as of December 31, 2005. Northern Border Partners and TC PipeLines each now own a 50% interest in us.

As a result of the transaction, our General Partnership Agreement was amended and restated effective April 6, 2006. The major provisions adopted or changed included the following:

     - The Management Committee will consist of four members. Each partner will designate two members and TC PipeLines will designate one of its members as chairman.

     - The Management Committee will designate the members of the Audit Committee, which will consist of three members. One member will be selected by the partner whose affiliate is the operator and two members will be selected by the other partner.

     - Northern Plains will be our operator until April 1, 2007. Effective April 1, 2007, an affiliate of TransCanada will become our operator.

Operating Agreement - In April 2006, we entered into an Operating Agreement with an affiliate of TransCanada. Under the new Operating Agreement, the TransCanada affiliate will become our operator effective April 1, 2007.

Chicago III Expansion Project - In April 2006, the Chicago III Expansion Project went into service as planned, adding 130 MMcf/d of transportation capacity on the eastern portion of our pipeline into the Chicago area.

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

There has been no change to our critical accounting estimates during the first quarter ended March 31, 2006. Information about our critical accounting estimates is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates," in our annual report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS

OVERVIEW

We transport natural gas along 1,249 miles of pipeline with a design capacity of approximately 2.4 Bcf/d that extends from the Montana-Saskatchewan border to a terminus near North Hayden, Indiana. Our transportation network provides pipeline access to the Midwestern U.S. from natural gas reserves in the Western Canada Sedimentary Basin, which is located in the Canadian provinces of Alberta, British Columbia and Saskatchewan.

KNOWN TRENDS AND UNCERTAINTIES

We continue to expect that Canadian natural gas export volumes in 2006 will remain near 2005 levels despite increased production in Canada as a result of the greater number of Canadian drilling rigs in operation. We also continue to expect U.S. demand for natural gas in 2006 will be similar to 2005 levels. Residential demand for natural gas fell below normal levels during the 2005-2006 heating season as a result of the warm temperatures in January and relatively normal temperatures in February. However, the Energy Information Administration projects that increased industrial demand in 2006 will offset the reduced demand of residential users.

We continue to expect that revenue in 2006 will be comparable with 2005 revenue, although market conditions have changed. In April and May of 2005, we did not sell all of our firm transportation capacity due to decreased demand for Canadian natural gas as a result of greater supply competition in the Midwestern U.S. and increased natural gas storage injections. When storage levels approached full capacity and summer temperatures were higher than normal during the third quarter of 2005, demand for our transportation capacity increased. Natural gas storage levels in Western Canada were higher during the first quarter of 2006 compared with the first quarter of 2005 and the five-year average for the same period as a result of relatively warm winter temperatures. Increased natural gas throughput on the TransCanada pipeline system to Eastern markets, due in part to greater demand for Canadian natural gas supply as a result of lingering supply disruptions related to Hurricanes Katrina and Rita, is expected to slow storage injection activity in Western Canada during the second quarter of 2006. In addition, Western U.S. demand for Canadian natural gas is expected to modestly decline in 2006 compared with 2005 due to the return of normal snowpack in the region that will cause gas-fired electric generation to be displaced with hydroelectric generation.

OPERATING RESULTS

Net income to partners was $37.4 million for the first quarter ended March 31, 2006, a decrease of $3.2 million, or 8%, compared with $40.6 million for the same quarter last year, primarily as a result of the lower firm transportation revenue during the quarter.

Operating revenue declined $3.0 million for the first quarter ended March 31, 2006, compared with the same quarter last year, primarily as a result of discounted transportation rates, transportation capacity that was sold for shorter transportation paths and some unsold firm transportation capacity in March 2006.

All other operating expenses, interest expense and other income and expenses during the first quarter of 2006 were comparable with the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our principal sources of liquidity include cash generated from operating activities and bank credit facilities. We fund our operating expenses, debt service and cash distributions to partners primarily with operating cash flow. Capital resources for maintenance and growth expenditures are funded by a variety of sources, including cash generated from operating activities, borrowings under bank credit facilities, issuance of senior unsecured notes or equity contributions from our partners. Our ability to access capital markets for debt under reasonable terms depends on our financial condition, credit ratings and market conditions. We believe that our ability to obtain financing at reasonable rates and history of consistent cash flow from operating activities provide a solid foundation to meet our future liquidity and capital resource requirements.

DEBT AND CREDIT FACILITIES

The following table summarizes our debt and credit facilities outstanding as of March 31, 2006:

                                                          PAYMENTS DUE BY PERIOD
                                                        -------------------------
                                                        LESS THAN ONE   LONG-TERM
                                               TOTAL         YEAR        PORTION
                                             --------   -------------   ---------
                                                        (In thousands)
$175 million credit agreement due 2010 (a)   $  7,000       $7,000       $     --
6.25% senior notes due 2007                   150,000           --        150,000
7.75% senior notes due 2009                   200,000           --        200,000
7.50% senior notes due 2021                   250,000           --        250,000
                                             --------       ------       --------
   Total                                     $607,000       $7,000       $600,000
                                             ========       ======       ========

(a) We are required to pay a facility fee of 0.075% on the principal commitment amount of our credit agreement.

REVOLVING CREDIT AGREEMENT

As of March 31, 2006, we had outstanding borrowings of $7.0 million under our $175 million revolving credit agreement and were in compliance with the covenants of our agreement. The weighted average interest rate related to the borrowings on our credit agreement was 5.16% at March 31, 2006.

CASH FLOW FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

OPERATING ACTIVITIES

Cash provided by operating activities was $57.6 million for the first quarter ended March 31, 2006, compared with $59.5 million for the same quarter of 2005. Cash provided by operating activities decreased $1.9 million primarily due to decreased cash received from customers as a result of lower operating revenue during the quarter as discussed in this section under "Results of Operations."

INVESTING ACTIVITIES

Cash used in investing activities was $9.9 million for the first quarter ended March 31, 2006, compared with $4.7 million for the same quarter of 2005. Growth capital expenditures, which increased by $6.3 million, were partially offset by lower maintenance capital expenditures of $1.1 million. Growth capital expenditures for the first quarter of 2006 included $6.7 million related to the Chicago III Expansion Project. We used operating cash flow and equity contributions from our partners to fund the Chicago III Expansion Project.

FINANCING ACTIVITIES

Cash used in financing activities was $54.7 million for the first quarter ended March 31, 2006, compared with $49.1 million for the same quarter of 2005.

We received equity contributions from our partners of $10.3 million during the first quarter of 2006 to fund approximately 50% of the Chicago III Expansion Project capital costs. Distributions to partners, which are calculated using operating results from the preceding quarter, decreased $9.1 million during the first quarter of 2006 compared with the same quarter last year due to lower net income and increased maintenance capital expenditures during the fourth quarter of 2005.

The net change in our long-term borrowings was a repayment of $20.0 million in the first quarter of 2006 compared with net borrowings of $5.0 million for the same quarter last year.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments," which requires companies to expense the fair value of share-based payments and includes changes related to the expense calculation for share-based payments. Northern Plains adopted SFAS No. 123R as of January 1, 2006, and will charge us for our proportionate share of the expense recorded by Northern Plains. The impact of adopting SFAS No. 123R does not have a material impact on our results of operations or financial position.

FORWARD-LOOKING STATEMENTS

The statements in this quarterly report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Exchange Act. Forward-looking statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "should" and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements include:

     - the impact of unsold and discounted capacity being greater than expected;

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

     - orders by the FERC in our November 2005 rate case which are significantly different than our assumptions;

     -    performance of contractual obligations by our customers;

     - performance of contractual obligations by our operator and the transition from our current operator to an affiliate of TransCanada;

     - the ability to recover operating costs and amounts equivalent to income taxes, costs of property, plant and equipment and regulatory assets in our FERC-regulated rates;

     - developments in the December 2, 2001, filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code affecting our settled claims;

     -    our ability to control operating costs;

     - conditions in the capital markets and our ability to access the capital markets;

     - risks inherent in the use of information systems in our business, implementation of new software and hardware, and the impact on the timeliness of information for financial reporting; and

     - acts of nature, sabotage, terrorism or other similar acts causing damage to our facilities or our suppliers' or shippers' facilities.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors could also have material adverse effects on our future results. These and other risks are described in greater detail under Item 1A, "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2005. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

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

INTEREST RATE RISK

We utilize both fixed- and variable-rate debt and are exposed to market risk due to the floating interest rates on our credit facility. We regularly assess the impact of interest rate fluctuations on future cash flows and evaluate hedging opportunities to mitigate our interest rate risk. We maintain a significant portion of our debt at fixed rates to reduce our sensitivity to interest rate fluctuations and utilize interest rate swap agreements to convert fixed-rate debt to variable-rate debt to manage interest expense. As of March 31, 2006, 99% of our outstanding debt was at fixed rates and there were no interest rate swap agreements outstanding.

If interest rates hypothetically increased 1% on our variable-rate borrowings outstanding at March 31, 2006, our interest expense would increase and our 2006 projected net income would decrease by approximately $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the officers of Northern Plains Natural Gas Company, LLC, who are the equivalent of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation, they concluded that as of March 31, 2006, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In May 2006, we are implementing system modifications to meet new transaction billing requirements in conjunction with our rate case. This activity will cause changes to our internal control over financial reporting during the second quarter of 2006.

                           PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following new or modified risk factors should be read in conjunction with the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2005:

WE DO NOT OPERATE ALL OF OUR ASSETS NOR DO WE DIRECTLY EMPLOY ANY OF THE PERSONS RESPONSIBLE FOR PROVIDING US WITH ADMINISTRATIVE, OPERATING AND MANAGEMENT SERVICES. THIS RELIANCE ON OTHERS TO OPERATE OUR ASSETS AND TO PROVIDE OTHER SERVICES COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

We currently rely on Northern Plains, a subsidiary of ONEOK, to provide us with administrative, operating and management services, which services will be provided by an affiliate of TransCanada effective April 1, 2007, pursuant to a new Operating Agreement. We have a limited ability to control our operations or the associated costs of such operations. The success of these operations depends on a number of factors that are outside our control, including the competence and financial resources of the operator. Northern Plains or the TransCanada affiliate may outsource some or all of these services to third parties, and a failure to perform by these third-party providers could lead to delays in or interruptions of these services. Should Northern Plains or the TransCanada affiliate not perform their respective contractual obligations, we may have to contract elsewhere for these services, which may cost more than we are currently paying. In addition, we may not be able to obtain the same level or kind of service or retain or receive the services in a timely manner, which may impact our ability to perform under our transportation contracts and negatively affect our business and operating results. Our reliance on Northern Plains, the TransCanada affiliate and third-party providers with which they contract, together with our limited ability to control certain costs, could harm our business and results of operations.

We also have limited ability to control the transfer of our administrative, operating and management services from Northern Plains to the TransCanada affiliate. We may incur unanticipated costs related to the transfer and there may be increased costs associated with the services provided by the TransCanada affiliate, which could harm our business and results of operations.

THE MANAGEMENT COMMITTEE, OUR GENERAL PARTNERS AND THEIR AFFILIATES HAVE CONFLICTS OF INTEREST AND LIMITED FIDUCIARY DUTIES, WHICH MAY PERMIT THEM TO FAVOR THEIR OWN INTERESTS. IN ADDITION, EACH OF OUR GENERAL PARTNERS OWNS A 50 PERCENT INTEREST IN US AND HAS EQUAL VOTING RIGHTS.

Northern Border Partners and TC PipeLines each own a 50% general partnership interest in us. Although our general partners, through the Management Committee, have a fiduciary duty to manage us in a manner beneficial to us, the owners of our general partners have a fiduciary duty to manage our general partners in a manner beneficial to their respective owners. Conflicts of interest may arise between our general partners and their affiliates and us. In resolving these conflicts, our general partners may favor their own interests and the interests of their respective affiliates over our interests. These conflicts include, among others, the following situations:

     - the Management Committee and our general partners are allowed to take into account the interests of parties other than us in resolving conflicts of interest, which has the effect of limiting their fiduciary duty to us;

     - the respective affiliates of our general partners may engage in competition with us;

     - our partnership agreement limits the liability and reduces the fiduciary duties of the members of the Management Committee and of our general partners and also restricts the remedies available to us for actions that, without the limitations, might constitute breaches of fiduciary duty;

     - the Management Committee approves the amount and timing of any capital expenditures and determines whether they are maintenance capital expenditures or growth capital expenditures, which can affect the amount of cash that is distributed;

     - the Management Committee determines which costs incurred by them, our general partners and their respective affiliates are reimbursable by us;

     - our partnership agreement does not restrict the members of the Management Committee from causing us to pay them, our general partners or their respective affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf; and

     - the Management Committee decides whether to retain separate counsel, accountants or others to perform services for us.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

3.1 First Amended and Restated General Partnership Agreement of Northern Border Pipeline Company dated April 6, 2006, by and between Northern Border Intermediate Limited Partnership and TC Pipelines Intermediate Limited Partnership (incorporated by reference to Exhibit 3.1 to Northern Border Pipeline Company's Form 8-K filed April 12, 2006 (File No. 333-87753)).

10.1 Consent and Amendment to Operating Agreement dated April 6, 2006, by and between Northern Border Pipeline Company and Northern Plains Natural Gas Company, LLC (incorporated by reference to Exhibit 10.1 to Northern Border Pipeline Company's Form 8-K filed April 12, 2006 (File No. 333-87753)).

10.2 Operating Agreement dated April 6, 2006, by and between Northern Border Pipeline Company and TransCan Northwest Border Ltd. (incorporated by reference to Exhibit 10.2 to Northern Border Pipeline Company's Form 8-K filed April 12, 2006 (File No. 333-87753)).

10.3 The First Amendment to Revolving Credit Agreement dated March 29, 2006, among Northern Border Pipeline Company, the lenders from time to time party thereto; Wachovia Bank, National Association, as Administrative Agent; SunTrust Bank, as syndication agent; and Harris Nesbit Financing, Inc., Barclays Bank PLC, and Citibank, N.A., as co-documentation agents (incorporated by reference to Exhibit 10.1 to Northern Border Pipeline Company's Form 8-K filed April 4, 2006 (File No. 333-87753)).

+31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1   Section 1350 Certification of Chief Executive Officer.

+32.2   Section 1350 Certification of Chief Financial Officer.

+    Filed herewith

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

                                   NORTHERN BORDER PIPELINE COMPANY
                                   (A Texas General Partnership)

                                   By: Northern Plains Natural Gas Company,
                                       LLC, Operator


Date: May 4, 2006                  By: /s/ Jerry L. Peters
                                       -----------------------------------------
                                       Jerry L. Peters
                                       Vice President, Finance and Treasurer
                                       (Signing on behalf of the Registrant and
                                       as Chief Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
3.1           First Amended and Restated General Partnership Agreement of
              Northern Border Pipeline Company dated April 6, 2006 by and between Northern Border Intermediate Limited Partnership and TC
              Pipelines Intermediate Limited Partnership (incorporated by reference to Exhibit 3.1 to Northern Border Pipeline Company's
              Form 8-K filed April 12, 2006 (File No. 333-87753)).

10.1 Consent and Amendment to Operating Agreement dated April 6, 2006, by and between Northern Border Pipeline Company and Northern
              Plains Natural Gas Company, LLC (incorporated by reference to
              Exhibit 10.1 to Northern Border Pipeline Company's Form 8-K filed
              April 12, 2006 (File No. 333-87753)).

10.2          Operating Agreement dated April 6, 2006, by and between Northern
              Border Pipeline Company and TransCan Northwest Border Ltd.
              (incorporated by reference to Exhibit 10.2 to Northern Border
              Pipeline Company's Form 8-K filed April 12, 2006 (File No.
              333-87753)).

10.3          The First Amendment to Revolving Credit Agreement dated March 29,
              2006, among Northern Border Pipeline Company, the lenders from time to time party thereto; Wachovia Bank, National Association, as Administrative Agent; SunTrust Bank, as syndication agent; and Harris Nesbit Financing, Inc., Barclays Bank PLC, and Citibank,
              N.A., as co-documentation agents (incorporated by reference to Exhibit 10.1 to Northern Border Pipeline Company's Form 8-K filed
              April 4, 2006 (File No. 333-87753)).

+31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1         Section 1350 Certification of Chief Executive Officer.

+32.2         Section 1350 Certification of Chief Financial Officer.

+    Filed herewith