Form 10-Q
period 2006-06-30
NORTHERN BORDER PIPELINE CO
filed 2006-08-04
CIK 1095355

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JUNE 30, 2006

                                       or

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
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

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

================================================================================

                        NORTHERN BORDER PIPELINE COMPANY
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                          Page No.
                                PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
           Statement of Income -- Three and Six Months Ended June 30, 2006, and 2005...................      4
           Statement of Comprehensive Income -- Three and Six Months Ended June 30, 2006, and 2005.....      4
           Balance Sheet -- June 30, 2006, and December 31, 2005.......................................      5
           Statement of Cash Flows -- Six Months Ended June 30, 2006, and 2005.........................      6
           Statement of Changes in Partners' Equity -- Six Months Ended June 30, 2006..................      7
           Notes to Financial Statements...............................................................      8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           Executive Summary...........................................................................     10
           Critical Accounting Estimates...............................................................     10
           Results of Operations.......................................................................     11
           Liquidity and Capital Resources.............................................................     13
           Recent Accounting Pronouncements............................................................     14
           Forward-Looking Statements..................................................................     14
Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................     15
Item 4. Controls and Procedures........................................................................     15

                                 PART II -- OTHER INFORMATION

Item 1A.Risk Factors...................................................................................     16
Item 5. Other Information..............................................................................     17
Item 6. Exhibits.......................................................................................     17

The statements in this quarterly report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "should" and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part II, Item 1A, "Risk Factors," in our quarterly reports on Form 10-Q and under Part I, Item 1A, "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2005.

GLOSSARY

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

Bcf/d..................     Billion cubic feet per day
Design capacity........     Pipeline capacity available to transport natural gas based on system facilities and design conditions
Exchange Act...........     Securities Exchange Act of 1934, as amended
FASB...................     Financial Accounting Standards Board
FERC...................     Federal Energy Regulatory Commission
GAAP...................     United States generally accepted accounting principles
MMcf/d.................     Million cubic feet per day
ONEOK..................     ONEOK, Inc.
ONEOK Partners.........     ONEOK Partners, L.P. and ONEOK Partners Intermediate Limited Partnership
                               (formerly known as Northern Border Partners, L.P. and Northern Border
                               Intermediate Limited Partnership, respectively)
ONEOK Partners GP......     ONEOK Partners GP, L.L.C. (formerly known as Northern Plains Natural Gas
                               Company, LLC), a ONEOK subsidiary
SEC....................     Securities and Exchange Commission
SFAS...................     Statement of Financial Accounting Standards
TC PipeLines...........     TC PipeLines, LP and TC PipeLines Intermediate Limited Partnership
TransCanada............     TransCanada Corporation

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF INCOME
(Unaudited)

                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                       JUNE 30,
                                             ------------------------      ------------------------
                                               2006           2005           2006           2005
                                             ---------      ---------      ---------      ---------
                                                                (In thousands)
Operating revenue:
 Operating revenue                           $  73,767      $  69,786      $ 153,594      $ 152,611
 Provision for rate refunds                     (2,326)            --         (2,326)            --
                                             ---------      ---------      ---------      ---------
   Operating revenue, net                       71,441         69,786        151,268        152,611
Operating expenses:
 Operations and maintenance                     12,653          9,212         22,111         18,781
 Depreciation and amortization                  14,831         14,372         29,397         28,740
 Taxes other than income                         7,961          7,421         16,067         15,274
                                             ---------      ---------      ---------      ---------
   Operating expenses                           35,445         31,005         67,575         62,795
                                             ---------      ---------      ---------      ---------
Operating income                                35,996         38,781         83,693         89,816
                                             ---------      ---------      ---------      ---------
Interest expense                                10,900         10,645         21,589         21,228
                                             ---------      ---------      ---------      ---------
Other income (expense):

 Other income                                      418            847            854          1,179
 Other expense                                    (108)          (220)          (200)          (373)
                                             ---------      ---------      ---------      ---------
   Other income, net                               310            627            654            806
                                             ---------      ---------      ---------      ---------
Net income to partners                       $  25,406      $  28,763      $  62,758      $  69,394
                                             =========      =========      =========      =========

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                             ----------------------      ----------------------
                                               2006          2005          2006          2005
                                             --------      --------      --------      --------
                                                               (In thousands)
Net income to partners                       $ 25,406      $ 28,763      $ 62,758      $ 69,394
Other comprehensive income:
  Changes associated with current
   period hedging transactions                   (394)         (369)         (782)         (734)
                                             --------      --------      --------      --------
Total comprehensive income                   $ 25,012      $ 28,394      $ 61,976      $ 68,660
                                             ========      ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
BALANCE SHEET
(UNAUDITED)

                                                              JUNE 30,     DECEMBER 31,
                                                                2006           2005
                                                             ----------    ------------
                                                                  (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents                                   $    8,051     $   22,039
 Accounts receivable                                             30,100         40,546
 Materials and supplies, at cost                                  3,879          3,566
 Prepaid expenses and other                                         570          1,540
                                                             ----------     ----------
   Total current assets                                          42,600         67,691
                                                             ----------     ----------
Property, plant and equipment:
 Natural gas transmission plant                               2,492,778      2,476,815
 Less: Accumulated provision for depreciation
  and amortization                                              989,065        960,740
                                                             ----------     ----------
   Property, plant and equipment, net                         1,503,713      1,516,075
                                                             ----------     ----------
Other assets:
 Unamortized debt expense                                         3,099          3,434
 Regulatory assets                                               13,087         13,853
 Other                                                            5,510          3,645
                                                             ----------     ----------
   Total other assets                                            21,696         20,932
                                                             ----------     ----------
     Total assets                                            $1,568,009     $1,604,698
                                                             ==========     ==========
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
 Current maturities of long-term debt                        $  169,000     $   27,000
 Accounts payable                                                 9,425         14,105
 Accrued taxes other than income                                 24,122         27,637
 Accrued interest                                                11,432         11,525
 Accumulated provision for rate refunds                           2,329             --
 Other                                                            1,793          2,755
                                                             ----------     ----------
   Total current liabilities                                    218,101         83,022
                                                             ----------     ----------
Long-term debt, net of current maturities                       450,971        601,916
                                                             ----------     ----------
Reserves and deferred credits                                     5,259          4,775
                                                             ----------     ----------
Commitments and contingencies (Note 5)
Partners' equity:
 Partners' capital                                              892,198        912,723
 Accumulated other comprehensive income                           1,480          2,262
                                                             ----------     ----------
   Total partners' equity                                       893,678        914,985
                                                             ----------     ----------
     Total liabilities and partners' equity                  $1,568,009     $1,604,698
                                                             ==========     ==========

   The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            ------------------------
                                                                              2006           2005
                                                                            ---------      ---------
                                                                                 (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income to partners                                                      $  62,758      $  69,394
                                                                            ---------      ---------
Adjustments to reconcile net income to partners to
 net cash provided by operating activities:
  Depreciation and amortization                                                29,580         28,916
  Provision for rate refunds                                                    2,329             --
  Reserves and deferred credits                                                   538           (467)
  Changes in components of working capital                                      1,851          3,027
  Other                                                                        (2,913)        (2,430)
                                                                            ---------      ---------
    Total adjustments                                                          31,385         29,046
                                                                            ---------      ---------
      Net cash provided by operating activities                                94,143         98,440
                                                                            ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment                        (16,848)       (10,104)
                                                                            ---------      ---------
      Net cash used in investing activities                                   (16,848)       (10,104)
                                                                            ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
Equity contributions from partners                                             10,330             --
Distributions to partners                                                     (93,613)      (106,475)
Issuance of debt                                                               59,000         74,000
Retirement of debt                                                            (67,000)       (74,000)
Debt financing costs                                                               --           (321)
                                                                            ---------      ---------
      Net cash used in financing activities                                   (91,283)      (106,796)
                                                                            ---------      ---------
Net change in cash and cash equivalents                                       (13,988)       (18,460)
Cash and cash equivalents at beginning of period                               22,039         20,355
                                                                            ---------      ---------
Cash and cash equivalents at end of period                                  $   8,051      $   1,895
                                                                            =========      =========
Supplemental disclosures for cash flow information:

Cash paid for interest, net of amount capitalized                           $  22,504      $  22,033
                                                                            =========      =========

Changes in components of working capital:
  Accounts receivable                                                       $  10,446      $   5,832
  Materials and supplies                                                         (314)           (73)
  Prepaid expenses and other                                                      970            446
  Accounts payable and other current liabilities                               (5,642)           234
  Accrued taxes other than income                                              (3,516)        (3,412)
  Accrued interest                                                                (93)            --
                                                                            ---------      ---------
    Total                                                                   $   1,851      $   3,027
                                                                            =========      =========

   The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                                               ONEOK
                                          TC PIPELINES        PARTNERS        ACCUMULATED
                                          INTERMEDIATE      INTERMEDIATE         OTHER
                                             LIMITED          LIMITED         COMPREHENSIVE    TOTAL PARTNERS'
                                          PARTNERSHIP       PARTNERSHIP          INCOME            EQUITY
                                          ------------      ------------      -------------    ---------------
                                                                   (In thousands)
Partners' equity at December 31, 2005     $    273,818      $    638,905      $       2,262    $      914,985
  Net income to partners                        23,907            38,851                 --            62,758
  Changes associated with current
   period hedging transactions                      --                --               (782)             (782)
  Equity contributions received                  3,099             7,231                 --            10,330
  Distributions paid                           (37,805)          (55,808)                --           (93,613)
  Ownership change                             183,080          (183,080)                --                --
                                          ------------      ------------      -------------    --------------
Partners' equity at June 30, 2006         $    446,099      $    446,099      $       1,480    $      893,678
                                          ============      ============      =============    ==============

   The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In this report, references to "we," "us" or "our" refer to Northern Border Pipeline Company.

We prepared the financial statements included herein without audit pursuant to the rules and regulations of the SEC. The financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with GAAP are condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions which cannot be known with certainty that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from our estimates. Except as described below, our critical accounting policies are consistent with those disclosed in Note 2 of the financial statements in our annual report on Form 10-K for the year ended December 31, 2005.

PROVISION FOR RATE REFUNDS -- We are subject to regulation by the FERC. We transport gas for shippers under a tariff regulated by the FERC that specifies the calculation of amounts to be paid by shippers and the general terms and conditions of transportation service on our pipeline system. From time to time, certain revenue collected may be subject to possible refunds upon final FERC orders. Accordingly, estimates of rate refund reserves are recorded considering regulatory proceedings and advice of counsel, as well as other risks. As of June 30, 2006, an estimated refund liability of approximately $2.3 million related to our current rate case was recorded on our balance sheet. We anticipate that our current rate case will be resolved and any refunds, if required, will be paid by the end of 2007. See Note 4 for a discussion of the status of our current rate case.

RECLASSIFICATIONS -- Certain reclassifications were made to the 2005 financial statements to conform to the current year presentation. Such reclassifications did not have an impact on previously reported net income or partners' equity.

2. ORGANIZATION AND MANAGEMENT

In April 2006, ONEOK Partners, formerly known as Northern Border Partners, L.P., completed the sale of a 20 percent partnership interest in us to TC PipeLines. ONEOK Partners and TC PipeLines each now own a 50 percent interest in us. As a result of the transaction, our General Partnership Agreement was amended and restated effective April 6, 2006. The major provisions adopted or changed include the following:

      - The Management Committee consists of four members. Each partner designates two members and TC PipeLines designates one of its members as chairman.

      - The Management Committee designates the members of the Audit Committee, which consists of three members. One member is selected by the partner's designated members of the Management Committee whose affiliate is the operator and two members are selected by the other partner's designated members of the Management Committee.

      - ONEOK Partners GP, formerly known as Northern Plains Natural Gas Company, LLC, is our operator until April 1, 2007. Effective April 1, 2007, an affiliate of TransCanada will become our operator under a new Operating Agreement.

3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize financial instruments to reduce our market risk exposure to interest rate fluctuations and achieve a more predictable cash flow. We follow established policies and procedures to assess risk and approve, monitor and report our financial instrument activities. We do not use these instruments for trading purposes. As of June 30, 2006, there were no outstanding interest rate swap agreements.

We record in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges and amortize these amounts to interest expense over the term of the hedged debt. During the three and six months ended June 30, 2006, we amortized approximately $0.4 million and $0.8 million, respectively, related to terminated interest rate swap agreements as a reduction to interest expense from accumulated other comprehensive income. We expect to amortize approximately $0.4 million in each of the remaining quarters of 2006.

We record in long-term debt amounts received or paid related to terminated interest rate swap agreements for fair value hedges and amortize these amounts to interest expense over the remaining life of the interest rate swap agreement. During the three and six months ended June 30, 2006, we amortized approximately $0.5 million and $1.0 million, respectively, as a reduction to interest expense. We expect to amortize approximately $0.5 million in each of the remaining quarters of 2006.

4. RATES AND REGULATORY ISSUES

As required by the provisions of the settlement of our last rate case, on November 1, 2005, we filed a rate case with the FERC. In December 2005, the FERC issued an order that identified issues that were raised in the proceeding, accepted the proposed rates but suspended their effectiveness until May 1, 2006. Since May 1, 2006, the new rates have been collected subject to refund until final resolution of the rate case. As of June 30, 2006, an estimated refund liability of approximately $2.3 million related to our current rate case was recorded on our balance sheet. The FERC also issued a procedural schedule that set a hearing commencement date of October 4, 2006, with an initial decision scheduled for February 2007. On May 31, 2006, the FERC staff and certain interveners in the case filed their testimony. Settlement discussions are ongoing. Additional information about our regulatory proceedings is included in
Note 4 of the financial statements in our annual report on Form 10-K for the year ended December 31, 2005.

5. COMMITMENTS AND CONTINGENCIES

Various legal actions that have arisen in the ordinary course of business are pending. We believe that the resolution of these issues will not have a material adverse impact on our results of operations or financial position.

6. ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (SFAS No.
123R), which requires companies to expense the fair value of share-based payments and includes changes related to the expense calculation for share-based payments. ONEOK Partners GP adopted SFAS No. 123R as of January 1, 2006, and charges us for our proportionate share of the expense recorded by ONEOK Partners GP. The impact of adopting SFAS No. 123R does not have a material impact on our results of operations or financial position.

7. SUBSEQUENT EVENTS

We make distributions to our general partners approximately one month following the end of the quarter. A cash distribution of approximately $36.5 million was declared and paid on August 1, 2006, for the second quarter of 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes to financial statements included under
Item 1.

In this report, references to "we," "us" or "our" refer to Northern Border Pipeline Company.

EXECUTIVE SUMMARY

OVERVIEW -- We are a Texas general partnership that was formed in 1978. We provide natural gas transportation services and are a leading transporter of natural gas imported from Canada into the U.S. In April 2006, ONEOK Partners, formerly known as Northern Border Partners, L.P., sold a 20 percent partnership interest in us to TC PipeLines. ONEOK Partners and TC PipeLines each now own a 50 percent interest in us. Additional information about the transaction is included in this section under "Recent Developments." ONEOK Partners and TC PipeLines are both publicly traded partnerships.

RECENT DEVELOPMENTS -- The following is a summary of our significant developments since March 31, 2006:

PURCHASE AND SALE OF PARTNERSHIP INTEREST -- In April 2006, ONEOK Partners sold a 20 percent partnership interest in us to TC PipeLines. ONEOK Partners and TC PipeLines each now own a 50 percent interest in us.

AMENDED AND RESTATED PARTNERSHIP AGREEMENT -- In April 2006, we amended and restated our General Partnership Agreement as a result of the Partnership Interest Purchase and Sale Agreement. The major provisions adopted or changed included the following:

      - The Management Committee consists of four members. Each partner designates two members and TC PipeLines designates one of its members as chairman.

      - The Management Committee designates the members of the Audit Committee, which consists of three members. One member is selected by the partner's designated members of the Management Committee whose affiliate is the operator and two members are selected by the other partner's designated members of the Management Committee.

      - ONEOK Partners GP, formerly known as Northern Plains Natural Gas Company, LLC, is our operator until April 1, 2007. Effective April 1, 2007, an affiliate of TransCanada will become our operator under a new Operating Agreement, described briefly below.

OPERATING AGREEMENT -- In April 2006, we entered into an Operating Agreement with an affiliate of TransCanada. Under the new Operating Agreement, the TransCanada affiliate will become our operator effective April 1, 2007.

CHICAGO III EXPANSION PROJECT -- In April 2006, the Chicago III Expansion Project went into service as planned, adding approximately 130 MMcf/d of transportation capacity on the eastern portion of our pipeline into the Chicago area.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions which cannot be known with certainty that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from our estimates.

PROVISION FOR RATE REFUNDS -- We are subject to regulation by the FERC. We transport gas for shippers under a tariff regulated by the FERC that specifies the calculation of amounts to be paid by shippers and the general terms and conditions of transportation service on our pipeline system. From time to time, certain revenue collected may be subject to possible refunds upon final FERC orders. Accordingly, estimates of rate refund reserves are recorded considering regulatory proceedings and advice of counsel, as well as other risks. As required by the provisions of the settlement of our last rate case, on November 1, 2005, we filed a rate case with the FERC. The new rates were effective May 1, 2006, and are being collected subject to refund until final resolution of the rate case. No assurances can be provided as to the financial outcome of our 2005 rate case relative to our current rate structure. As of June 30, 2006, an estimated refund liability of approximately $2.3 million related to our current rate case was recorded on our balance sheet. We anticipate that our current rate case will be resolved and any refunds, if required, will be paid by the end of 2007.

Additional information about our critical accounting estimates is included under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Estimates," in our annual report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS

OVERVIEW -- We transport natural gas along 1,249 miles of pipeline with a design capacity of approximately 2.4 Bcf/d that extends from the Montana-Saskatchewan border to a terminus near North Hayden, Indiana. Our transportation network provides pipeline access to the Midwestern U.S. from natural gas reserves in the Western Canada Sedimentary Basin, which is located in the Canadian provinces of Alberta, British Columbia and Saskatchewan.

KNOWN TRENDS AND UNCERTAINTIES -- We continue to expect that Canadian natural gas export volumes in 2006 will remain near 2005 levels. We also continue to expect U.S. demand for natural gas in 2006 to be similar to 2005 levels. The Energy Information Administration projects that industrial demand in 2006 is increasing and will offset the reduced residential demand experienced during the 2005-2006 heating season as a result of warmer-than-normal temperatures.

An increase in natural gas throughput on the TransCanada pipeline system to Eastern U.S. markets, due to increased storage injections in Eastern Canada and lingering supply disruptions related to Hurricanes Katrina and Rita, caused fewer natural gas supplies to be available for transportation on our pipeline.

During the second quarter of 2006, demand for Canadian natural gas in the Western U.S. was much higher than expected primarily due to warmer-than-average temperatures in the Western U.S. The return of normal snowpack and heavier-than-average precipitation in the region during the 2005-2006 winter season were anticipated to cause gas-fired electric generation to be displaced with hydroelectric generation; however, the warmer temperatures created additional demand for gas-fired electric generation in addition to hydroelectric generation. Demand in the Midwestern U.S. during the second quarter of 2006 remained moderate.

Natural gas storage injections and withdrawals in Western Canada also affect natural gas available for transportation on our pipeline. During the first quarter of 2006, Western Canada storage inventories were above average due to lower demand associated with the warm winter season. During the second quarter of 2006, Western Canada storage injections slightly declined on a relative basis to the prior year due to the increased throughput to eastern markets. At June 30, 2006, working gas in storage was comparable to last year's high levels, which we believe will favorably impact demand for transportation service in the third quarter of 2006.

Our contracted capacity averaged approximately 87 percent during the three months ended June 30, 2006, compared with average contracted capacity of 85 percent for the same period last year. At June 30, 2006, 84 percent of our capacity was contracted on a firm basis through December 31, 2006. We anticipate that 2006 demand for our capacity will be similar to 2005 demand based on our expectations of Canadian natural gas supply and demand for natural gas in the markets that we serve. We believe that discounting transportation rates on a short-term basis may be necessary to maximize revenue and anticipate that the level of discounting in the future may vary from 2005 depending upon current market conditions.

REGULATORY DEVELOPMENTS -- On November 1, 2005, we filed a rate case with the FERC as required by the provisions of the settlement of our last rate case. The rate case filing proposes, among other things, a 7.8 percent increase to our revenue requirement; a change to our rate design approach with a supply zone and market area utilizing a fixed rate per dekatherm and a dekatherm-mile rate, respectively; a compressor usage surcharge primarily to recover costs related to powering electric compressors; an increase in the depreciation rate for transmission plant; the implementation of a short-term rate structure on a prospective basis; and the continued inclusion of income taxes in the rate calculation.

In December 2005, the FERC issued an order that identified issues that were raised in the proceeding, accepted the proposed rates but suspended their effectiveness until May 1, 2006. Since May 1, 2006, the new rates have been collected subject to refund until final resolution of the rate case. As of June 30, 2006, an estimated refund liability of approximately $2.3 million related to our current rate case was recorded on our balance sheet. The FERC also issued a procedural schedule that set a hearing commencement date of October 4, 2006, with an initial decision scheduled for February 2007. On May 31, 2006, the FERC staff and certain interveners in the case filed their testimony. Settlement discussions are ongoing.

OPERATING RESULTS -- Net income to partners was $25.4 million for the three months ended June 30, 2006, a decrease of $3.4 million, or 12 percent, compared with $28.8 million for the same period last year, primarily due to increased operations and maintenance expense.

Net income to partners was $62.8 million for the six months ended June 30, 2006, a decrease of $6.6 million, or 10 percent, compared with $69.4 million for the same period last year, primarily due to the increased second quarter operations maintenance expense and decreased first quarter operating revenue.

Operating revenue, net of the provision for rate refunds, increased $1.7 million, or 2 percent, for the three months ended June 30, 2006, compared with the same period last year due to the following:

      - increased revenue of $1.5 million associated with a compressor usage surcharge charged to our customers effective May 1, 2006, included in the increased rates that were proposed in our current rate case; and

      - additional revenue of $1.0 million due to contracts related to the Chicago III Expansion Project; partially offset by

      - lower revenue of $0.8 million related to decreased demand for other transportation services.

We reserved $2.3 million of transportation revenue during the second quarter of 2006, as the proposed rates are subject to possible refunds upon final FERC orders. Additional information about our current rate case is included in this section under "Regulatory Developments."

Operating revenue, net of the provision for rate refunds, decreased $1.3 million, or 1 percent, for the six months ended June 30, 2006, compared with the same period last year primarily due to decreased firm demand revenue and commodity charges of $3.0 million as a result of discounted transportation rates, transportation capacity that was sold for shorter transportation paths and some unsold capacity in March 2006, partially offset by the increased revenue during the second quarter of 2006 described above.

Operations and maintenance expense increased $3.4 million, or 37 percent, for the three months ended June 30, 2006, compared with the same period last year as a result of increased general and administrative expenses, electric compression charges associated with the new Chicago III Expansion Project compressor station, rate case expenses and the reduction of our allowance for doubtful accounts related to bankruptcy claims against Enron Corp. and Enron North America Corp. in the second quarter of 2005.

Operations and maintenance expense increased $3.3 million, or 18 percent, for the six months ended June 30, 2006, compared with the same period last year due to increased expenses during the second quarter of 2006.

The remaining decreased net income of $1.7 million and $2.0 million for the three and six months ended June 30, 2006, respectively, compared with the same periods last year were due to increased depreciation and amortization, taxes other than income and interest expense and decreased other income.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW -- Our principal sources of liquidity include cash generated from operating activities and bank credit facilities. We fund our operating expenses, debt service and cash distributions to partners primarily with operating cash flow. Capital resources for maintenance and growth expenditures are funded by a variety of sources, including cash generated from operating activities, borrowings under our credit agreement, issuance of senior unsecured notes and/or equity contributions from our partners. Our ability to access the capital markets to issue debt securities under reasonable terms depends on our financial condition, credit ratings and market conditions. We believe that our ability to obtain financing and our history of consistent cash flow from operating activities provide a solid foundation to meet our short- and long-term liquidity and capital resource requirements.

DEBT AND CREDIT FACILITIES -- The following table summarizes our debt and credit facilities outstanding as of June 30, 2006:

                                                               PAYMENTS DUE BY PERIOD
                                                             ---------------------------
                                                             LESS THAN ONE    LONG-TERM
                                                 TOTAL           YEAR          PORTION
                                              ------------   -------------   -----------
                                                             (In thousands)
$175 million credit agreement due 2010 (a)    $     19,000   $      19,000   $         -
6.25% senior notes due 2007 (b)                    150,000         150,000             -
7.75% senior notes due 2009                        200,000               -       200,000
7.50% senior notes due 2021                        250,000               -       250,000
                                              ------------   -------------   -----------
   Total                                      $    619,000   $     169,000   $   450,000
                                              ============   =============   ===========

--------------
(a) We are required to pay a facility fee of 0.075% on the principal commitment amount of our credit agreement.

(b) We intend to refinance these notes on or before the May 1, 2007, maturity date.

REVOLVING CREDIT AGREEMENT -- As of June 30, 2006, we had outstanding borrowings of $19.0 million under our $175 million revolving credit agreement and were in compliance with the covenants of our agreement. The covenants are described in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," in our annual report on Form 10-K for the year ended December 31, 2005. The weighted average interest rate related to the borrowings on our credit agreement was 6.35 percent at June 30, 2006.

CASH FLOW ANALYSIS

OPERATING ACTIVITIES -- Cash provided by operating activities was $94.1 million for the six months ended June 30, 2006, compared with $98.4 million for the same period last year. Cash provided by operating activities decreased $4.3 million primarily due to the following:

      - decreased cash received from customers as a result of lower operating revenue for first quarter of 2006;

      -     expenditures related to our current rate case;

      -     increased cash paid for interest; and

      - cash received in 2005 of $0.8 million related to our Enron Corp. and Enron North America Corp. bankruptcy claims.

INVESTING ACTIVITIES -- Cash used in investing activities was $16.8 million for the six months ended June 30, 2006, compared with $10.1 million for the same period last year. The increased expenditures were primarily due to growth capital expenditures related to the Chicago III Expansion Project of $9.9 million, which were partially offset by lower maintenance capital expenditures. We used operating cash flow and equity contributions from our partners to fund the Chicago III Expansion Project.

FINANCING ACTIVITIES -- Cash used in financing activities was $91.3 million for the six months ended June 30, 2006, compared with $106.8 million for the same period last year.

We received equity contributions from our partners of $10.3 million during the first quarter of 2006 to fund approximately 50 percent of the Chicago III Expansion Project capital costs. Distributions to partners, which are calculated using operating results from the preceding quarter, decreased $12.9 million during the six months ended June 30, 2006, compared with the same period last year primarily due to lower net income.

The net change in our borrowings was a repayment of $8.0 million for the six months ended June 30, 2006, compared with no net borrowings for the same period last year.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (SFAS No.
123R), which requires companies to expense the fair value of share-based payments and includes changes related to the expense calculation for share-based payments. ONEOK Partners GP adopted SFAS No. 123R as of January 1, 2006, and charges us for our proportionate share of the expense recorded by ONEOK Partners GP. The impact of adopting SFAS No. 123R does not have a material impact on our results of operations or financial position.

FORWARD-LOOKING STATEMENTS

The statements in this quarterly report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "should" and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements include:

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors could also have material adverse effects on our future results. These and other risks are described in greater detail under Part II, Item 1A, "Risk Factors," in this quarterly report and under Part I, Item 1A, "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2005. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OVERVIEW -- Our exposure to market risk discussed below includes forward-looking statements and represents an estimate of possible changes in future earnings that would occur assuming hypothetical future movements in interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in interest rates and the timing of transactions.

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

INTEREST RATE RISK -- We utilize both fixed- and variable-rate debt and are exposed to market risk due to the floating interest rates on our credit agreement. We regularly assess the impact of interest rate fluctuations on future cash flows and evaluate hedging opportunities to mitigate our interest rate risk. We maintain a significant portion of our debt at fixed rates to reduce our sensitivity to interest rate fluctuations and utilize interest rate swap agreements to convert fixed-rate debt to variable-rate debt to manage interest expense. As of June 30, 2006, 97 percent of our outstanding debt was at fixed rates and there were no interest rate swap agreements outstanding.

If interest rates hypothetically increased 1 percent on our variable-rate borrowings outstanding at June 30, 2006, our interest expense would increase and our 2006 projected net income would decrease by approximately $0.2 million.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES -- As of the end of the period covered by this report, the officers of ONEOK Partners GP, who are the equivalent of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation, they concluded that as of June 30, 2006, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the management of ONEOK Partners GP, including the officers of ONEOK Partners GP who are the equivalent of our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING -- In May 2006, we implemented system modifications to meet new transaction billing requirements in conjunction with our current rate case. This activity caused changes to our internal control over financial reporting during the second quarter of 2006. However, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following new or modified risk factors should be read in conjunction with the risk factors disclosed in Part I, Item 1A, "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2005:

WE DO NOT OPERATE ALL OF OUR ASSETS NOR DO WE DIRECTLY EMPLOY ANY OF THE PERSONS RESPONSIBLE FOR PROVIDING US WITH ADMINISTRATIVE, OPERATING AND MANAGEMENT SERVICES. THIS RELIANCE ON OTHERS TO OPERATE OUR ASSETS AND TO PROVIDE OTHER SERVICES COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

We currently rely on ONEOK Partners GP, a subsidiary of ONEOK, to provide us with administrative, operating and management services, which services will be provided by an affiliate of TransCanada effective April 1, 2007, pursuant to a new Operating Agreement. We have a limited ability to control our operations or the associated costs of such operations. The success of these operations depends on a number of factors that are outside our control, including the competence and financial resources of the operator. ONEOK Partners GP or the TransCanada affiliate may outsource some or all of these services to third parties, and a failure to perform by these third-party providers could lead to delays in or interruptions of these services. Should ONEOK Partners GP or the TransCanada affiliate not perform their respective contractual obligations, we may have to contract elsewhere for these services, which may cost more than we are currently paying. In addition, we may not be able to obtain the same level or kind of service or retain or receive the services in a timely manner, which may impact our ability to perform under our transportation contracts and negatively affect our business and operating results. Our reliance on ONEOK Partners GP, the TransCanada affiliate and third-party providers with which they contract, together with our limited ability to control certain costs, could harm our business and results of operations.

We also have limited ability to control the transfer of our administrative, operating and management services from ONEOK Partners GP to the TransCanada affiliate. We may incur unanticipated costs related to the transfer and there may be increased costs associated with the services provided by the TransCanada affiliate, which could harm our business and results of operations.

THE MANAGEMENT COMMITTEE, OUR GENERAL PARTNERS AND THEIR AFFILIATES HAVE CONFLICTS OF INTEREST AND LIMITED FIDUCIARY DUTIES, WHICH MAY PERMIT THEM TO FAVOR THEIR OWN INTERESTS. IN ADDITION, EACH OF OUR GENERAL PARTNERS OWNS A 50 PERCENT INTEREST IN US AND HAS EQUAL VOTING RIGHTS.

ONEOK Partners and TC PipeLines each own a 50 percent general partnership interest in us. Although our general partners, through the Management Committee, have a fiduciary duty to manage us in a manner beneficial to us, the owners of our general partners have a fiduciary duty to manage our general partners in a manner beneficial to their respective owners. Conflicts of interest may arise between our general partners and their affiliates and us. In resolving these conflicts, our general partners may favor their own interests and the interests of their respective affiliates over our interests. These conflicts include, among others, the following situations:

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

ITEM 5. OTHER INFORMATION

TC PipeLines Intermediate Limited Partnership (TCILP) designated two new representatives to our Management Committee pursuant to its rights granted under our partnership agreement. Craig R. Frew replaces Max Feldman as chairman and Mark A. P. Zimmerman replaces Paul E. Miller as a member of the Management Committee. Their appointments are effective August 3, 2006.

In addition, under our partnership agreement, the members of the Management Committee appointed by the partner whose affiliate is not the operator appoints two members to our Audit Committee. Accordingly, the members of the Management Committee appointed by TCILP designated Mr. Frew and Amy W. Leong as their representatives to our Audit Committee. These appointments are effective as of July 31, 2006. Mr. Frew replaces Mr. Feldman and Ms. Leong replaces Lee G. Hobbs. Mr. Frew, Mr. Zimmerman and Ms. Leong are employed by an affiliate of TCILP.

ITEM 6. EXHIBITS

EXHIBIT NO.    DESCRIPTION OF EXHIBIT
-----------    --------------------------------------------------------------------------
3.1            First Amended and Restated General Partnership Agreement of Northern
               Border Pipeline Company (incorporated by reference to Exhibit 3.1 to
               Northern Border Pipeline Company's Form 8-K filed April 12, 2006 (File No.
               333-88577)).

10.1           Consent and Amendment to Operating Agreement dated April 6, 2006, by and between Northern Border Pipeline Company and Northern Plains Natural Gas
               Company, LLC (incorporated by reference to Exhibit 10.1 to Northern Border
               Pipeline Company's Form 8-K filed April 12, 2006 (File No. 333-88577)).

10.2           Operating Agreement dated April 6, 2006, by and between Northern Border
               Pipeline Company and TransCan Northwest Border Ltd. (incorporated by reference to Exhibit 10.2 to Northern Border Pipeline Company's Form 8-K
               filed April 12, 2006 (File No. 333-88577)).

+31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1          Section 1350 Certification of Chief Executive Officer.

+32.2          Section 1350 Certification of Chief Financial Officer.

--------
+   Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NORTHERN BORDER PIPELINE COMPANY
                               (A Texas General Partnership)

                               By: ONEOK Partners GP, L.L.C., Operator

Date: August 4, 2006           By: /s/ Jerry L. Peters
                                   -------------------------------------------
                                   Jerry L. Peters
                                   Senior Vice President, Chief Accounting
                                   Officer and Treasurer
                                   (Signing on behalf of the Registrant and as
                                   Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
----------    --------------------------------------------------------------------------
3.1           First Amended and Restated General Partnership Agreement of Northern
              Border Pipeline Company (incorporated by reference to Exhibit 3.1 to
              Northern Border Pipeline Company's Form 8-K filed April 12, 2006 (File No.
              333-88577)).

10.1          Consent and Amendment to Operating Agreement dated April 6, 2006, by and between Northern Border Pipeline Company and Northern Plains Natural Gas
              Company, LLC (incorporated by reference to Exhibit 10.1 to Northern Border
              Pipeline Company's Form 8-K filed April 12, 2006 (File No. 333-88577)).

10.2          Operating Agreement dated April 6, 2006, by and between Northern Border
              Pipeline Company and TransCan Northwest Border Ltd. (incorporated by reference to Exhibit 10.2 to Northern Border Pipeline Company's Form 8-K
              filed April 12, 2006 (File No. 333-88577)).

+31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

+31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

+32.1         Section 1350 Certification of Chief Executive Officer.

+32.2         Section 1350 Certification of Chief Financial Officer.

----------
+  Filed herewith