Form 10-Q
period 2006-09-30
NORTHERN BORDER PIPELINE CO
filed 2006-11-03
CIK 1095355

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2006

                                       or

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

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
            Statement of Income - Three and Nine Months Ended
               September 30, 2006, and 2005..........................       4
            Statement of Comprehensive Income - Three and Nine
               Months Ended September 30, 2006, and 2005.............       4
            Balance Sheet -September 30, 2006, and December 31,
               2005..................................................       5
            Statement of Cash Flows - Nine Months Ended September
               30, 2006, and 2005....................................       6
            Statement of Changes in Partners' Equity - Nine Months
               Ended September 30, 2006..............................       7
            Notes to Financial Statements............................       8
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            Executive Summary........................................      11
            Critical Accounting Estimates............................      12
            Results of Operations....................................      12
            Liquidity and Capital Resources..........................      14
            Recent Accounting Pronouncements.........................      16
            Forward-Looking Statements...............................      16
Item 3.  Quantitative and Qualitative Disclosures About Market
            Risk.....................................................      17
Item 4.  Controls and Procedures.....................................      17

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................      19
Item 1A. Risk Factors................................................      19
Item 5.  Other Information...........................................      20
Item 6.  Exhibits....................................................      20

The statements in this quarterly report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "should" and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part II, Item 1A, "Risk Factors," in our quarterly reports on Form 10-Q, including this report, and under Part I, Item 1A, "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2005.

GLOSSARY

The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

Bcf/d..............   Billion cubic feet per day
Design capacity....   Pipeline capacity available to transport natural gas based on system facilities and design conditions
Dth................   Dekatherm
Exchange Act.......   Securities Exchange Act of 1934, as amended
FASB...............   Financial Accounting Standards Board
FERC...............   Federal Energy Regulatory Commission
GAAP...............   United States generally accepted accounting principles
MMcf/d.............   Million cubic feet per day
ONEOK..............   ONEOK, Inc.
ONEOK Partners.....   ONEOK Partners, L.P. and ONEOK Partners Intermediate
                         Limited Partnership (formerly known as Northern Border
                         Partners, L.P. and Northern Border Intermediate Limited
                         Partnership, respectively)
ONEOK Partners GP..   ONEOK Partners GP, L.L.C. (formerly known as Northern
                         Plains Natural Gas Company, LLC), a ONEOK subsidiary
SAB................   SEC Staff Accounting Bulletin
SEC................   Securities and Exchange Commission
SFAS...............   Statement of Financial Accounting Standards
TC PipeLines.......   TC PipeLines, LP and TC PipeLines Intermediate Limited
                         Partnership
TransCanada........   TransCanada Corporation
TransCan...........   TransCan Northwest Border Ltd., an affiliate of
                         TransCanada and our operator effective April 1, 2007

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF INCOME
(UNAUDITED)

                                      THREE MONTHS
                                         ENDED          NINE MONTHS ENDED
                                     SEPTEMBER 30,        SEPTEMBER 30,
                                   -----------------   -------------------
                                     2006      2005      2006       2005
                                   -------   -------   --------   --------
                                                (In thousands)
Operating revenue:
   Operating revenue               $88,474   $89,008   $242,068   $241,619
   Provision for rate refunds       (8,207)       --    (10,533)        --
                                   -------   -------   --------   --------
      Operating revenue, net        80,267    89,008    231,535    241,619
Operating expenses:
   Operations and maintenance       13,801    10,661     35,913     29,442
   Depreciation and amortization    14,624    14,461     44,020     43,201
   Taxes other than income           8,159     8,119     24,226     23,393
                                   -------   -------   --------   --------
      Operating expenses            36,584    33,241    104,159     96,036
                                   -------   -------   --------   --------
Operating income                    43,683    55,767    127,376    145,583
                                   -------   -------   --------   --------
Interest expense                    10,833    10,695     32,422     31,923
                                   -------   -------   --------   --------
Other income (expense):
   Other income                        924       813      1,779      1,992
   Other expense                       (92)      292       (292)       (81)
                                   -------   -------   --------   --------
      Other income, net                832     1,105      1,487      1,911
                                   -------   -------   --------   --------
Net income to partners             $33,682   $46,177   $ 96,441   $115,571
                                   =======   =======   ========   ========

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

                                        THREE MONTHS
                                           ENDED          NINE MONTHS ENDED
                                       SEPTEMBER 30,        SEPTEMBER 30,
                                     -----------------   ------------------
                                       2006      2005      2006      2005
                                     -------   -------   -------   --------
                                                 (In thousands)
Net income to partners               $33,682   $46,177   $96,441   $115,571
Other comprehensive income:
   Changes associated with current
      period hedging transactions       (403)     (377)   (1,184)    (1,111)
                                     -------   -------   -------   --------
Total comprehensive income           $33,279   $45,800   $95,257   $114,460
                                     =======   =======   =======   ========

   The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
BALANCE SHEET
(UNAUDITED)

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       2006           2005
                                                  -------------   ------------
                                                         (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                        $   20,038     $   22,039
   Accounts receivable                                  32,302         40,546
   Materials and supplies, at cost                       3,909          3,566
   Prepaid expenses and other                            1,530          1,540
                                                    ----------     ----------
      Total current assets                              57,779         67,691
                                                    ----------     ----------
Property, plant and equipment:
   Natural gas transmission plant                    2,491,967      2,476,815
   Less: Accumulated provision for depreciation
      and amortization                               1,002,922        960,740
                                                    ----------     ----------
      Property, plant and equipment, net             1,489,045      1,516,075
                                                    ----------     ----------
Other assets:
   Unamortized debt expense                              2,932          3,434
   Regulatory assets                                    12,865         13,853
   Other                                                 6,808          3,645
                                                    ----------     ----------
      Total other assets                                22,605         20,932
                                                    ----------     ----------
         Total assets                               $1,569,429     $1,604,698
                                                    ==========     ==========

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
   Current maturities of long-term debt             $  158,000     $   27,000
   Accounts payable                                     10,200         14,105
   Accrued taxes other than income                      28,335         27,637
   Accrued interest                                     14,497         11,525
   Accumulated provision for rate refunds               10,627             --
   Other                                                 1,354          2,755
                                                    ----------     ----------
      Total current liabilities                        223,013         83,022
                                                    ----------     ----------
Long-term debt, net of current maturities              450,491        601,916
                                                    ----------     ----------
Reserves and deferred credits                            5,439          4,775
                                                    ----------     ----------
Commitments and contingencies (Note 5)
Partners' equity:
   Partners' capital                                   889,408        912,723
   Accumulated other comprehensive income                1,078          2,262
                                                    ----------     ----------
      Total partners' equity                           890,486        914,985
                                                    ----------     ----------
         Total liabilities and partners' equity     $1,569,429     $1,604,698
                                                    ==========     ==========

   The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         ---------------------
                                                            2006        2005
                                                         ---------   ---------
                                                             (In thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income to partners                                   $  96,441   $ 115,571
                                                         ---------   ---------
Adjustments to reconcile net income to partners to
   net cash provided by operating activities:
   Depreciation and amortization                            44,294      43,254
   Provision for rate refunds                               10,627          --
   Reserves and deferred credits                              (959)       (462)
   Changes in components of working capital                  6,275       8,337
   Other                                                    (2,973)     (2,856)
                                                         ---------   ---------
      Total adjustments                                     57,264      48,273
                                                         ---------   ---------
         Net cash provided by operating activities         153,705     163,844
                                                         ---------   ---------
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment     (16,950)    (16,967)
                                                         ---------   ---------
         Net cash used in investing activities             (16,950)    (16,967)
                                                         ---------   ---------
CASH FLOW FROM FINANCING ACTIVITIES
Equity contributions from partners                          10,330          --
Distributions to partners                                 (130,086)   (145,916)
Issuance of debt                                            75,000      96,000
Retirement of debt                                         (94,000)    (96,000)
Debt financing costs                                            --        (321)
                                                         ---------   ---------
         Net cash used in financing activities            (138,756)   (146,237)
                                                         ---------   ---------
Net change in cash and cash equivalents                     (2,001)        640
Cash and cash equivalents at beginning of period            22,039      20,355
                                                         ---------   ---------
Cash and cash equivalents at end of period               $  20,038   $  20,995
                                                         =========   =========
Supplemental disclosures for cash flow information:
Cash paid for interest, net of amount capitalized        $  30,614   $  29,902
                                                         =========   =========
Changes in components of working capital:
   Accounts receivable                                   $   8,244   $   1,896
   Materials and supplies                                     (343)        (67)
   Prepaid expenses and other                                   10        (473)
   Accounts payable and other current liabilities           (5,306)      2,834
   Accrued taxes other than income                             698         939
   Accrued interest                                          2,972       3,208
                                                         ---------   ---------
      Total                                              $   6,275   $   8,337
                                                         =========   =========

   The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF CHANGES IN PARTNERS' EQUITY
(UNAUDITED)

                                                            ONEOK
                                         TC PIPELINES     PARTNERS      ACCUMULATED
                                         INTERMEDIATE   INTERMEDIATE       OTHER
                                            LIMITED        LIMITED     COMPREHENSIVE   TOTAL PARTNERS'
                                          PARTNERSHIP    PARTNERSHIP       INCOME           EQUITY
                                         ------------   ------------   -------------   ---------------
                                                                 (In thousands)
Partners' equity at December 31, 2005      $273,818      $ 638,905        $ 2,262         $ 914,985
   Net income to partners                    40,749         55,692             --            96,441
   Changes associated with current
      period hedging transactions                --             --         (1,184)           (1,184)
   Equity contributions received              3,099          7,231             --            10,330
   Distributions paid                       (56,042)       (74,044)            --          (130,086)
   Ownership change                         183,080       (183,080)            --                --
                                           --------      ---------        -------         ---------
Partners' equity at September 30, 2006     $444,704      $ 444,704        $ 1,078         $ 890,486
                                           ========      =========        =======         =========

   The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

PROVISION FOR RATE REFUNDS - We are subject to regulation by the FERC. We transport gas for shippers under a tariff regulated by the FERC that specifies the calculation of amounts to be paid by shippers and the general terms and conditions of transportation service on our pipeline system. From time to time, certain revenue collected may be subject to possible refunds upon final FERC orders. Accordingly, estimates of rate refund reserves are recorded considering regulatory proceedings and advice of counsel, as well as other risks. See Note 4 for a discussion of the status of our current rate case.

RECLASSIFICATIONS - Certain reclassifications were made to the 2005 financial statements to conform to the current year presentation. Such reclassifications did not have an impact on previously reported net income or partners' equity.

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

     - The Management Committee designates the members of the Audit Committee, which consists of three members. One member is selected by the members of the Management Committee designated by the partner whose affiliate is the operator and two members are selected by the members of the Management Committee designated by the other partner.

     - ONEOK Partners GP, formerly known as Northern Plains Natural Gas Company, LLC, is our operator until April 1, 2007. Effective April 1, 2007, TransCan will become our operator under a new Operating Agreement.

3.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize financial instruments to reduce our market risk exposure to interest rate fluctuations and achieve a more predictable cash flow. We follow established policies and procedures to assess risk and approve, monitor and report our financial instrument activities. We do not use these instruments for trading purposes. As of September 30, 2006, there were no outstanding interest rate swap agreements.

We record in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges and amortize these amounts to interest expense over the term of the hedged debt. During the three and nine months ended September 30, 2006, we amortized approximately $0.4 million and $1.2 million, respectively, as a reduction to interest expense from accumulated other comprehensive income. We expect to amortize approximately $0.4 million in the fourth quarter of 2006.

We record in long-term debt amounts received or paid related to terminated interest rate swap agreements for fair value hedges and amortize these amounts to interest expense over the remaining life of the interest rate swap agreement. During the three and nine months ended September 30, 2006, we amortized approximately $0.5 million and $1.5 million, respectively, as a reduction to interest expense from long-term debt. We expect to amortize approximately $0.5 million in the fourth quarter of 2006.

4.   RATES AND REGULATORY ISSUES

As required by the provisions of the settlement of our last rate case, on November 1, 2005, we filed a rate case with the FERC. In December 2005, the FERC issued an order that identified issues that were raised in the proceeding and accepted the proposed rates, but suspended their effectiveness until May 1, 2006. Since that date, the new rates were collected subject to refund through September 30, 2006. Based on the settlement discussed below, the rates in effect prior to the rate case filing will be collected for the months of October to December 2006, and will not result in collecting additional amounts subject to refund.

On September 18, 2006, we filed a stipulation and agreement which documents the settlement in our pending rate case. The settlement was reached between us and our participant customers and is supported by the FERC trial staff. The uncontested settlement was certified on October 20, 2006 by the administrative law judge and provided to the FERC for approval. The approval process is expected to be completed by late 2006. Based on the settlement of the rate case we expect to refund $10.6 million, recorded as a liability on our balance sheet at September 30, 2006, plus interest accrued through the date the refunds are paid. We anticipate refunds will be paid during the first quarter of 2007.

The settlement establishes maximum long-term mileage-based rates and charges for transportation on our system. Beginning in 2007, overall rates will be reduced, compared with rates prior to the filing, by approximately 5 percent. For the full transportation route from Port of Morgan, Montana to the Chicago area, the previous charge of approximately $0.46 per Dth will now be approximately $0.44 per Dth, which is comprised of a reservation rate, commodity rate and a compressor usage surcharge. The factors used in calculating depreciation expense for transmission plant are being increased from the current 2.25 percent to 2.40 percent. The settlement also provides for seasonal rates for short-term transportation services. Seasonal maximum rates vary on a monthly basis from approximately $0.54 per Dth to approximately $0.29 per Dth for the full transportation route from Port of Morgan, Montana to the Chicago area. The settlement includes a three-year moratorium on filing rate cases and participants challenging these rates, and requires that we file a rate case within six years.

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

6.   ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157), which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. We are currently reviewing the applicability of SFAS No. 157 to our results of operations and financial position.

In September 2006, the SEC staff issued SAB Topic 1N, "Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108), which addresses how to quantify the effect of an error on the financial statements. SAB No. 108 is effective for our fiscal year ending December 31, 2006. We are currently reviewing the applicability of SAB No. 108 to our results of operations and financial position.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (SFAS No.
123R), which requires companies to expense the fair value of share-based payments and includes changes related to the expense calculation for share-based payments. ONEOK Partners GP adopted SFAS No. 123R as of January 1, 2006, and charges us for our proportionate share of the expense recorded by ONEOK Partners GP. The adoption of SFAS No. 123R by ONEOK Partners GP did not have a material impact on our results of operations or financial position.

7.   SUBSEQUENT EVENTS

We make distributions to our general partners approximately one month following the end of the quarter. A cash distribution of approximately $48.8 million was declared and paid on November 1, 2006, for the third quarter of 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes to financial statements included under
Item 1.

In this report, references to "we," "us" or "our" refer to Northern Border Pipeline Company.

EXECUTIVE SUMMARY

OVERVIEW - We are a Texas general partnership that was formed in 1978. We provide natural gas transportation services and are a leading transporter of natural gas imported from Canada into the U.S. In April 2006, ONEOK Partners, formerly known as Northern Border Partners, L.P., sold a 20 percent partnership interest in us to TC PipeLines. ONEOK Partners and TC PipeLines each now own a 50 percent interest in us. Additional information about this transaction is included in this section under "Recent Developments." ONEOK Partners and TC PipeLines are both publicly traded limited partnerships.

RECENT DEVELOPMENTS - The following is a summary of our significant developments in 2006:

PURCHASE AND SALE OF PARTNERSHIP INTEREST - In April 2006, ONEOK Partners sold a 20 percent partnership interest in us to TC PipeLines. ONEOK Partners and TC PipeLines each now own a 50 percent interest in us.

AMENDED AND RESTATED PARTNERSHIP AGREEMENT - In April 2006, we amended and restated our General Partnership Agreement as a result of the ownership interest change. The major provisions adopted or changed included the following:

     - The Management Committee consists of four members. Each partner designates two members and TC PipeLines designates one of its members as chairman.

     - The Management Committee designates the members of the Audit Committee, which consists of three members. One member is selected by the members of the Management Committee designated by the partner whose affiliate is the operator and two members are selected by the members of the Management Committee designated by the other partner.

     - ONEOK Partners GP, formerly known as Northern Plains Natural Gas Company, LLC, is our operator until April 1, 2007. Effective April 1, 2007, TransCan will become our operator under a new operating agreement, described briefly below.

OPERATING AGREEMENT - In April 2006, we entered into an operating agreement with TransCan. Under the new operating agreement, TransCan will become our operator effective April 1, 2007.

CHICAGO III EXPANSION PROJECT - In April 2006, the Chicago III Expansion Project went into service as planned, adding approximately 130 MMcf/d of transportation capacity on the eastern portion of our pipeline into the Chicago area.

SETTLEMENT OF RATE CASE -In September 2006, we filed a stipulation and agreement which documents the settlement in our pending rate case. The settlement was reached between us and our participant customers and is supported by the FERC trial staff. The uncontested settlement was certified on October 20, 2006 by the administrative law judge and provided to the FERC for approval. The approval process is expected to be completed by late 2006. Additional information about our regulatory proceedings is included in the Results of Operations section of this report under "Regulatory Developments."

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

PROVISION FOR RATE REFUNDS - We are subject to regulation by the FERC. We transport gas for shippers under a tariff regulated by the FERC that specifies the calculation of amounts to be paid by shippers and the general terms and conditions of transportation service on our pipeline system. From time to time, certain revenue collected may be subject to possible refunds upon final FERC orders. Accordingly, estimates of rate refund reserves are recorded considering regulatory proceedings and advice of counsel, as well as other risks. As required by the provisions of the settlement of our last rate case, on November 1, 2005, we filed a rate case with the FERC. The new rates were effective May 1, 2006, and were collected subject to refund through September 30, 2006. Based on the settlement of the rate case, the rates in effect prior to the rate case filing will be collected for the months of October to December 2006, and will not result in collecting additional amounts subject to refund. We expect to refund $10.6 million, recorded as a liability on our balance sheet at September 30, 2006, plus interest accrued through the date the refunds are paid. Additional information about our regulatory proceedings is included in the Results of Operations section of this report under "Regulatory Developments."

Additional information about our critical accounting estimates is included under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates," in our annual report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS

OVERVIEW - We transport natural gas along 1,249 miles of pipeline with a design capacity of approximately 2.4 Bcf/d that extends from the Montana-Saskatchewan border to a terminus near North Hayden, Indiana. Our transportation network provides pipeline access to the Midwestern U.S. primarily from natural gas reserves in the Western Canada Sedimentary Basin, which is located in the Canadian provinces of Alberta, British Columbia and Saskatchewan.

KNOWN TRENDS AND UNCERTAINTIES

SUPPLY - We continue to expect that Canadian natural gas export volumes in 2006 will remain near 2005 levels. In 2007, Canadian gas supplies available for export could be adversely impacted by the development of oil sand reserves due to natural gas utilized in its production. As a result, increased production of crude oil reserves in Canada could reduce natural gas available for export to the U.S. if oil sands production and the related demand for natural gas are significantly greater than natural gas supply growth.

DEMAND - The Energy Information Administration projects U.S. demand for natural gas in 2006 to be slightly less than 2005 levels primarily as a result of warmer-than-average temperatures in the first quarter of 2006. U.S. gas consumption could increase in 2007 from 2006 levels assuming the return of colder temperatures during the 2006-2007 winter heating season (November to March).

Natural gas storage injections and withdrawals in Western Canada affect natural gas available for transportation on our pipeline. As a result, demand for transportation services is reduced during periods of Canadian storage injection and may increase during periods of storage withdrawal. At September 30, 2006, Western Canadian storage injection and inventories were slightly above September 30, 2005 figures. A developing storage field in Western Canada is believed to have recently reached full injection capabilities, adding capacity to total Western Canadian storage capabilities. We anticipate that increased storage may reduce demand for our transportation capacity if unseasonably warm weather is experienced in the Midwest throughout the 2006-2007 winter heating season.

For the nine months ended September 30, 2006 and 2005, our contracted capacity, including contracts of various lengths with some short-term in nature, averaged approximately 97 percent. At September 30, 2006, approximately

52 percent of our capacity was contracted on a firm basis for the 2006-2007 heating season. At September 30, 2005, approximately 70 percent of our capacity was contracted on a firm basis for the 2005-2006 heating season. As a result of short-term contracting activity, our actual contracted capacity averaged 102 percent during the 2005-2006 heating season. Weather conditions will be a primary driver of demand for the 2006-2007 heating season. Assuming the return of colder weather for the 2006-2007 heating season, we expect the available capacity to be sold on a short-term basis at levels comparable to the 2005-2006 heating season.

Revenues for the 2006-2007 heating season may be lower due to reduction of long-term rates starting January 1, 2007, resulting from the rate case settlement discussed under "Regulatory Developments" in this section. In addition, revenue may vary on a quarterly basis in 2007 due to the implementation of seasonal rates included in the rate case settlement. Discounting transportation rates on a short-term basis may be necessary to optimize revenue depending upon market conditions.

REGULATORY DEVELOPMENTS - As required by the provisions of the settlement of our last rate case, on November 1, 2005, we filed a rate case with the FERC. In December 2005, the FERC issued an order that identified issues that were raised in the proceeding and accepted the proposed rates, but suspended their effectiveness until May 1, 2006. Since that date, the new rates were collected subject to refund through September 30, 2006. Based on the settlement discussed below, the rates in effect prior to the rate case filing will be collected for the months of October to December 2006, and will not result in collecting additional amounts subject to refund.

On September 18, 2006, we filed a stipulation and agreement which documents the settlement in our pending rate case. The settlement was reached between us and our participant customers and is supported by the FERC trial staff. The uncontested settlement was certified on October 20, 2006 by the administrative law judge and provided to the FERC for approval. The approval process is expected to be completed by late 2006. Based on the settlement of the rate case we expect to refund $10.6 million, recorded as a liability on our balance sheet at September 30, 2006, plus interest accrued through the date the refunds are paid. We anticipate refunds will be paid during the first quarter of 2007.

The settlement establishes maximum long-term mileage-based rates and charges for transportation on our system. Beginning in 2007, overall rates will be reduced, compared with rates prior to the filing, by approximately 5 percent. For the full transportation route from Port of Morgan, Montana to the Chicago area, the previous charge of approximately $0.46 per Dth will now be approximately $0.44 per Dth, which is comprised of a reservation rate, commodity rate and a compressor usage surcharge. The factors used in calculating depreciation expense for transmission plant are being increased from the current 2.25 percent to 2.40 percent. The settlement also provides for seasonal rates for short-term transportation services. Seasonal maximum rates vary on a monthly basis from approximately $0.54 per Dth to approximately $0.29 per Dth for the full transportation route from Port of Morgan, Montana to the Chicago area. The settlement includes a three-year moratorium on filing rate cases and participants challenging these rates, and requires that we file a rate case within six years.

OPERATING RESULTS - Net income to partners was $33.7 million for the three months ended September 30, 2006, a decrease of $12.5 million, or 27 percent, compared with $46.2 million for the same period last year, primarily due to decreased net operating revenues and increased operations and maintenance expense.

Net income to partners was $96.4 million for the nine months ended September 30, 2006, a decrease of $19.2 million, or 17 percent, compared with $115.6 million for the same period last year, primarily due to decreased net operating revenues and increased operations and maintenance expense.

Net operating revenue decreased $8.7 million, or 10 percent, for the three months ended September 30, 2006, compared with the same period last year due to the following:

     - a one-time increase in revenue in the third quarter of 2005 of $9.4 million due to the recognition of the sale of our bankruptcy claims for transportation contracts and associated guarantees held against Enron and Enron North America;

     - decreased net revenue of $1.5 million due to an increase in our provision for billings subject to refund to reflect the filed settlement of our current rate case; partially offset by

     - additional revenue of $1.5 million due to contracts related to the Chicago III Expansion Project; and

     - increased revenue of $0.7 million related to increased demand for other transportation services.

Net operating revenue decreased $10.1 million, or 4 percent, for the nine months ended September 30, 2006, compared with the same period last year due to the following:

     - a one-time increase in revenue in the third quarter of 2005 of $9.4 million due to the recognition of the sale of our bankruptcy claims for transportation contracts and associated guarantees held against Enron and Enron North America;

     - decreased firm demand revenue and commodity charges of $2.6 million as a result of discounted transportation rates, transportation capacity that was sold for shorter transportation paths and some unsold capacity in March 2006; and

     - decreased revenue of $0.6 million related to decreased demand for other transportation services; partially offset by

     - additional revenue of $2.5 million due to contracts related to the Chicago III Expansion Project.

We reserved $8.2 million and $10.5 million of transportation revenue during the three and nine months ended September 30, 2006, respectively, as the proposed rates in our current rate case are subject to refund upon final FERC orders. Additional information about our current rate case is included in this section under "Regulatory Developments."

Operations and maintenance expense increased $3.1 million, or 29 percent, for the three months ended September 30, 2006, compared with the same period last year as a result of increased general and administrative expenses and for electric compression charges associated with the Chicago III Expansion Project.

Operations and maintenance expense increased $6.5 million, or 22 percent, for the nine months ended September 30, 2006, compared with the same period last year as a result of increased general and administrative expenses, electric compression charges associated with the Chicago III Expansion Project and the reduction of our allowance for doubtful accounts related to bankruptcy claims against Enron Corp. and Enron North America Corp. in the second quarter of 2005.

The remaining decrease in net income of $0.7 million and $2.6 million for the three and nine months ended September 30, 2006, respectively, compared with the same periods last year were due to increased depreciation and amortization, taxes other than income and interest expense and decreased other income.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW - Our principal sources of liquidity include cash generated from operating activities and bank credit facilities. We fund our operating expenses, debt service and cash distributions to partners primarily with operating cash flow. Capital resources for maintenance and growth expenditures are funded by a variety of sources, including cash generated from operating activities, borrowings under our credit agreement, issuance of senior unsecured notes and/or equity contributions from our partners. Our ability to access the capital markets to issue debt securities under reasonable terms depends on our financial condition, credit ratings and market conditions. We believe that our ability to obtain financing and our history of consistent cash flow from operating activities provide a solid foundation to meet our short-term and long-term liquidity and capital resource requirements.

DEBT AND CREDIT FACILITIES - The following table summarizes our debt and credit facilities outstanding as of September 30, 2006:

                                                          PAYMENTS DUE BY PERIOD
                                                        --------------------------
                                                         LESS THAN ONE   LONG-TERM
                                               TOTAL         YEAR         PORTION
                                             --------   --------------   ---------
                                                        (In thousands)
$175 million credit agreement due 2010 (a)   $  8,000      $  8,000       $     --
6.25% senior notes due 2007 (b)               150,000       150,000             --
7.75% senior notes due 2009                   200,000            --        200,000
7.50% senior notes due 2021                   250,000            --        250,000
                                             --------      --------       --------
   Total                                     $608,000      $158,000       $450,000
                                             ========      ========       ========

(a) We are required to pay a facility fee of 0.075% on the principal commitment amount of our credit agreement.

(b) We intend to refinance these notes on or before the May 1, 2007, maturity date under our revolving credit agreement and with a $15 million equity contribution.

REVOLVING CREDIT AGREEMENT - As of September 30, 2006, we had outstanding borrowings of $8.0 million under our $175 million revolving credit agreement and were in compliance with the covenants of our agreement. The covenants are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," in our annual report on Form 10-K for the year ended December 31, 2005. The weighted average interest rate related to the borrowings on our credit agreement was 7.30 percent at September 30, 2006.

CASH FLOW ANALYSIS

OPERATING ACTIVITIES - Cash provided by operating activities was $153.7 million for the nine months ended September 30, 2006, compared with $163.8 million for the same period last year. Cash provided by operating activities decreased $10.1 million primarily due to the following:

     - cash received in 2005 of $11.1 million related to our Enron Corp. and Enron North America Corp. bankruptcy claims;

     - increased expenditures related to our current rate case of $1.3 million;

     -    increased cash paid for interest of $0.7 million; partially offset by

     - increased cash received from customers of $0.8 million as a result of higher gross operating revenues.

INVESTING ACTIVITIES - Cash used in investing activities was $17.0 million for each of the nine months ended September 30, 2006 and 2005. Maintenance capital expenditures were $6.7 million and $12.0 million during the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 and 2005, growth capital expenditures related to the Chicago III Expansion Project were $10.2 million and $4.3 million, respectively. We used operating cash flow and equity contributions from our partners to fund the Chicago III Expansion Project.

FINANCING ACTIVITIES - Cash used in financing activities was $138.8 million for the nine months ended September 30, 2006, compared with $146.2 million for the same period last year.

We received equity contributions from our partners of $10.3 million during the first quarter of 2006 to fund approximately 50 percent of the Chicago III Expansion Project capital costs. Distributions to partners, which are calculated using operating results from the preceding quarter, decreased $15.8 million during the nine months ended September 30, 2006, compared with the same period last year primarily due to lower net income.

The net change in our borrowings was a repayment of $19.0 million for the nine months ended September 30, 2006, compared with no net borrowings for the same period last year.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157), which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. We are currently reviewing the applicability of SFAS No. 157 to our results of operations and financial position.

In September 2006, the SEC staff issued SAB Topic 1N, "Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108), which addresses how to quantify the effect of an error on the financial statements. SAB No. 108 is effective for our fiscal year ending December 31, 2006. We are currently reviewing the applicability of SAB No. 108 to our results of operations and financial position.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (SFAS No.
123R), which requires companies to expense the fair value of share-based payments and includes changes related to the expense calculation for share-based payments. ONEOK Partners GP adopted SFAS No. 123R as of January 1, 2006, and charges us for our proportionate share of the expense recorded by ONEOK Partners GP. The adoption of SFAS No. 123R by ONEOK Partners GP did not have a material impact on our results of operations or financial position.

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

     - orders by the FERC in our November 2005 rate case which are significantly different than our filed stipulation and agreement;

     -    performance of contractual obligations by our customers;

     - performance of contractual obligations by our operator and the transition from our current operator to an affiliate of TransCanada;

     - developments in pending FERC proceedings that impact pipelines' ability to recover income taxes in their rates;

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors could also have material adverse effects on our future results. These and other risks are described under Part II, Item 1A, "Risk Factors," in our quarterly reports on Form 10-Q, including this report, and under Part I, Item 1A, "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2005. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OVERVIEW - Our exposure to market risk discussed below includes forward-looking statements and represents an estimate of possible changes in future earnings that would occur assuming hypothetical future movements in interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in interest rates and the timing of transactions.

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

INTEREST RATE RISK - We utilize both fixed- and variable-rate debt and are exposed to market risk due to the floating interest rates on our credit agreement. We regularly assess the impact of interest rate fluctuations on future cash flows and evaluate hedging opportunities to mitigate our interest rate risk. We maintain a significant portion of our debt at fixed rates to reduce our sensitivity to interest rate fluctuations and utilize interest rate swap agreements to convert fixed-rate debt to variable-rate debt to manage interest expense. As of September 30, 2006, 99 percent of our outstanding debt was at fixed rates and there were no interest rate swap agreements outstanding.

If interest rates hypothetically increased 1 percent on our variable-rate borrowings outstanding at September 30, 2006, our interest expense would increase and our 2006 projected net income would decrease by approximately $0.1 million.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - As of the end of the period covered by this report, the officers of ONEOK Partners GP, who are the equivalent of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation, they concluded that as of September 30, 2006, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the management of ONEOK Partners GP, including the officers of ONEOK Partners GP who are the equivalent of our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BILLING SYSTEM MODIFICATIONS - In May 2006, we implemented system modifications to meet new transaction billing requirements in conjunction with our current rate case, which caused changes to our internal control over financial reporting during the second quarter of 2006. In anticipation of the approval of the settlement of the rate case as filed on September 18, 2006, there will be interim adjustments to our billing system in the fourth quarter of 2006, and final changes to our billing system should be completed and implemented January 1, 2007. We do not expect that these changes will materially affect our internal control over financial reporting in the fourth quarter.

CHANGE OF OPERATOR - In connection with the change of operator from ONEOK Partners GP to TransCan, an affiliate of TransCanada, there will be changes to certain critical business systems, including information technology applications, third party software licenses and computer and communication hardware, supporting our financial accounting and reporting systems that are owned by ONEOK. The transfer of our operations from the systems owned and operated by ONEOK to the systems owned and operated by TransCanada will cause changes to our internal control over financial reporting. These changes are anticipated to be implemented starting in the first quarter of 2007 and completed in the second quarter of 2007.

Additionally, we continue to rely on the employees of ONEOK Partners GP and its affiliates to facilitate the transition and provide for our day-to-day business operations. Loss of employees providing key services that support our day-to-day operations before our operations are transitioned to the TransCanada operator could have a material affect on our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As required by the provisions of the settlement of our last rate case, on November 1, 2005, we filed a rate case with the FERC. On September 18, 2006, we filed a stipulation and agreement which documents the settlement in our pending rate case. The settlement was reached between us and our participant customers and is supported by the FERC trial staff. The uncontested settlement was certified on October 20, 2006 by the administrative law judge and provided to the FERC for approval. The approval process is expected to be completed by late 2006. We anticipate refunds will be paid during the first quarter of 2007.

The settlement establishes maximum long-term mileage-based rates and charges for transportation on our system. Beginning in 2007, overall rates will be reduced, compared with rates prior to the filing, by approximately 5%. For the full transportation route from Port of Morgan, Montana to the Chicago area, the previous charge of approximately $0.46 per Dth will now be approximately $0.44 per Dth, which is comprised of a reservation rate, commodity rate and a compressor usage surcharge. The factors used in calculating depreciation expense for transmission plant are being increased from the current 2.25 percent to 2.40 percent. The settlement also provides for seasonal rates for short-term transportation services. Seasonal maximum rates vary on a monthly basis from approximately $0.54 per Dth to approximately $0.29 per Dth for the full transportation route from Port of Morgan, Montana to the Chicago area. The settlement includes a three-year moratorium on filing rate cases and participants challenging these rates, and requires that we file a rate case within six years.

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

We currently rely on ONEOK Partners GP, a subsidiary of ONEOK, to provide us with administrative, operating and management services, which services will be provided by TransCan effective April 1, 2007, pursuant to a new Operating Agreement. We have a limited ability to control our operations or the associated costs of such operations. The success of these operations depends on a number of factors that are outside our control, including the competence and financial resources of the operator. ONEOK Partners GP or TransCan may outsource some or all of these services to third parties, and a failure to perform by these third-party providers could lead to delays in or interruptions of these services. Should ONEOK Partners GP or TransCan not perform their respective contractual obligations, we may have to contract elsewhere for these services, which may cost more than we are currently paying. In addition, we may not be able to obtain the same level or kind of service or retain or receive the services in a timely manner, which may impact our ability to perform under our transportation contracts and negatively affect our business and operating results. Our reliance on ONEOK Partners GP, TransCan and third-party providers with which they contract, together with our limited ability to control certain costs, could harm our business and results of operations.

We also have limited ability to control the transfer of our administrative, operating and management services from ONEOK Partners GP to TransCan. We may incur unanticipated costs related to the transfer and there may be increased costs associated with the services provided by TransCan, which could harm our business and results of operations.

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

ITEM 5. OTHER INFORMATION

On April 6, 2006, we entered into an operating agreement with TransCan, who will be our operator effective April 1, 2007. TransCan is a wholly-owned subsidiary of TransCanada. TransCanada develops and operates energy infrastructure in North America. TransCanada has a significant network of pipelines that transport natural gas from Western Canada to Canadian and U.S. markets. TransCan is an affiliate of TC PipeLines, who owns a fifty percent interest in us.

TransCanada has advised us that it has retained, effective April 1, 2007, approximately 135 individuals, who currently operate our pipeline system and will continue to operate our system as employees of TransCanada beginning April 1, 2007. These employees are currently employed by ONEOK Partners GP, our current operator.

Additionally, TransCan has advised us, effective as of April 1, 2007, that it has retained Paul F. Miller to assume the responsibilities of vice-president and general manager of TransCan and it has retained Patricia M. Wiederholt as controller, Northern Border Pipeline of TransCan. Mr. Miller will have overall operational and financial performance responsibility for TransCan's operations of us. Mr. Miller will be the equivalent of our principal executive officer, and he is currently Vice President - Commercial, Northern Border Pipeline for ONEOK Partners GP. Ms. Wiederholt is currently Partnership Controller for ONEOK Partners GP. As controller of TransCan, Ms. Wiederholt will be the equivalent of our principal financial officer.

Our current operating agreement with ONEOK Partners GP will terminate on March 31, 2007. As a result William R. Cordes, President - Northern Border Pipeline for ONEOK Partners GP and Jerry L. Peters, Senior Vice President - Chief Accounting Officer and Treasurer for ONEOK Partners GP, will no longer serve as the equivalent of our principal executive officer and principal financial officer, respectively after March 31, 2007.

As previously disclosed, Mr. Cordes will retire from ONEOK Partners GP effective April 1, 2007. On October 24, 2006, Boardwalk Pipeline Partners, LP (Boardwalk) announced that Mr. Cordes was elected a director and member of the audit committee of Boardwalk's general partner. Boardwalk through its subsidiaries is engaged in interstate transportation and storage of natural gas.

ITEM 6. EXHIBITS

EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------   ----------------------
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

                                        NORTHERN BORDER PIPELINE COMPANY
                                        (A Texas General Partnership)

                                        By: ONEOK Partners GP, L.L.C., Operator


Date: November 3, 2006                  By: /s/ Jerry L. Peters
                                            ------------------------------------
                                            Jerry L. Peters
                                            Senior Vice President, Chief
                                            Accounting Officer and Treasurer
                                            (Signing on behalf of the Registrant
                                            and as Principal Financial and
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