Form 10-Q
period 2007-03-31
NORTHERN BORDER PIPELINE CO
filed 2007-04-30
CIK 1095355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 333-88577
NORTHERN BORDER PIPELINE COMPANY
(Exact name of registrant as specified in its charter)

Texas	74-2684967
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13710 FNB Parkway
Omaha, Nebraska	68154-5200
(Address of principal executive offices)	(Zip code)
(402) 492-7300
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Not applicable.

NORTHERN BORDER PIPELINE COMPANY
Quarterly Report on Form 10-Q
The statements in this quarterly report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part II, Item 1A, “Risk Factors,” in this report, and under Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2006.

Glossary
The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

Bcf/d	Billion cubic feet per day
Design capacity	Pipeline capacity available to transport natural gas based on system facilities and design conditions
Dth	Dekatherm
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
MMcf/d	Million cubic feet per day
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P. and ONEOK Partners Intermediate Limited Partnership
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a ONEOK subsidiary
SAB	SEC Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
TC PipeLines	TC PipeLines, LP and TC PipeLines Intermediate Limited Partnership
TransCanada	TransCanada Corporation
TransCanada Northern Border	TransCanada Northern Border Inc. (formerly known as TransCan Northwest Border Ltd.), an affiliate of TransCanada and our operator effective April 1, 2007

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Operating revenue	$79,613	$79,827

Operating expenses:
Operations and maintenance	10,448	9,458
Depreciation and amortization	15,277	14,566
Taxes other than income	7,422	8,106

Operating expenses	33,147	32,130

Operating income	46,466	47,697

Interest expense, net	10,787	10,689

Other income (expense):
Other income	531	437
Other expense	(131)	(92)

Other income, net	400	345

Net income to partners	$36,079	$37,353

NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net income to partners	$36,079	$37,353
Other comprehensive income:
Changes associated with current period hedging transactions	(471)	(389)

Total comprehensive income	$35,608	$36,964

The accompany ing notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,010	$10,997
Accounts receivable	26,816	30,428
Materials and supplies, at cost	4,056	3,970
Prepaid expenses and other	744	1,118

Total cu rrent assets	54,626	46,513

Property, plant and equipment:
Natural gas transmission plant	2,490,824	2,491,287
Less : Accumulated provision for depreciation and amortization	1,029,301	1,015,646

Property, plant and equipment, net	1,461,523	1,475,641

Other assets:
Regulatory assets	20,132	19,144
Unamortized debt expense	3,088	3,284
Other	160	109

Total other assets	23,380	22,537

Total assets	$1,539,529	$1,544,691

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$150,000
Notes payable	—	20,000
Accounts payable	8,336	7,116
Accrued taxes other than income	24,482	27,571
Accrued interest	14,685	11,515
Other	761	1,511

Total current liabilities	48,264	217,713

Long-term debt:
Short-term debt expected to be refinanced (Note 2)	173,000	—
Long-term debt, net of current maturities	449,355	449,844

Total long-term debt	622,355	449,844

Reserves and deferred credits	2,703	2,099

Commitments and contingencies (Note 5) Partners’ equity:
Partners’ capital	865,700	874,057
Accumulated other comprehensive income	507	978

Total partners’ equity	866,207	875,035

Total liabilities and partners’ equity	$1,539,529	$1,544,691

The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income to partners	$36,079	$37,353

Adjustments to reconcile net income to partners to net cash provided by operating activities:
Depreciation and amortization	15,373	14,658
Changes in components of working capital	4,449	7,993
Other	(1,970)	(2,395)

Total adjustments	17,852	20,256

Net cash provided by operating activities	53,931	57,609

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(482)	(9,906)

Net cash used in investing activities	(482)	(9,906)

CASH FLOW FROM FINANCING ACTIVITIES
Equity contributions from partners	—	10,330
Distributions to partners	(44,436)	(45,007)
Issuance of debt	18,000	21,000
Retirement of debt	(15,000)	(41,000)

Net cash used in financing activities	(41,436)	(54,677)

Net change in cash and cash equivalents	12,013	(6,974)
Cash and cash equivalents at beginning of period	10,997	22,039

Cash and cash equivalents at end of period	$23,010	$15,065

Supplemental disclosures for cash flow information:
Cash paid for interest, net of amounts capitalized	$8,100	$8,047

Changes in components of working capital:
Accounts receivable	$3,611	$10,663
Materials and supplies	(85)	(35)
Prepaid expenses and other	374	627
Accounts payable and other current liabilities	468	(5,443)
Accrued taxes other than income	(3,089)	(868)
Accrued interest	3,170	3,049

Total	$4,449	$7,993

The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF CHANGES IN PARTNERS’ EQUITY
(Unaudited)

		ONEOK
	TC PipeLines	Partners	Accumulated
	Intermediate	Intermediate	Other
	Limited	Limited	Comprehensive	Total Partners’
	Partnership	Partnership	Income	Equity
		(In thousands)
Partners’ equity at December 31, 2006	$437,029	$437,028	$978	$875,035
Net income to partners	18,039	18,040	—	36,079
Changes associated with current period hedging transactions	—	—	(471)	(471)
Dist ributions paid	(22,218)	(22,218)	—	(44,436)

Partners’ equity at March 31, 2007	$432,850	$432,850	$507	$866,207

The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
NOTES TO FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
In this report, references to “we,” “us” or “our” refer to Northern Border Pipeline Company.
We prepared the financial statements included herein without audit pursuant to the rules and regulations of the SEC. The financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. Certain information and notes normally included in financial statements prepared in accordance with GAAP are condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions which cannot be known with certainty that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from our estimates. Except as described below, our significant accounting policies are consistent with those disclosed in Note 2 of the financial statements in our annual report on Form 10-K for the year ended December 31, 2006.
Property, Plant and Equipment and Related Depreciation and Amortization
Property, plant and equipment is stated at original cost. During periods of construction, we are permitted to capitalize an allowance for funds used during construction, which represents the estimated cost of funds used for construction purposes. The original cost of property retired is charged to accumulated depreciation and amortization, net of salvage and cost of removal. No retirement gain or loss is included in income except in the case of retirements or sales of entire regulated operating units or systems.
Maintenance and repairs are charged to operations in the period incurred. The provision for depreciation and amortization of the transmission line is an integral part of our FERC tariff. The effective depreciation rate applied to our transmission plant was 2.40 percent for the three months ended March 31, 2007. Our depreciation rates for utility plant are approved by the FERC. The transmission plant depreciation rate is comprised of two components: one based on economic service life or capital recovery and one based on cost of removal, net of salvage value received, or negative salvage. We accrue the estimated net costs of removal of transmission plant through negative salvage expense, which does not represent an existing legal obligation. As of March 31, 2007, we classified $0.6 million for negative salvage as a regulatory liability included in reserves and deferred credits on the accompanying balance sheet. Composite rates are applied to all other functional groups of property having similar economic characteristics. See Note 4 for changes to our depreciation rate effective January 1, 2007.
2. CREDIT FACILITIES AND LONG-TERM DEBT
On April 27, 2007, we entered into a $250 million amended and restated revolving credit agreement (the “2007 Credit Agreement”) with certain financial institutions. The 2007 Credit Agreement was used to refinance the outstanding indebtedness under our existing $175 million revolving credit agreement dated as of May 16, 2005 (the “2005 Credit Agreement”) and will be used to repay all of the $150 million of our 6.25 percent Senior Notes due May 1, 2007. As of March 31, 2007, we classified with our long-term debt on the accompanying balance sheet, $173 million as short-term debt expected to be refinanced. The 2007 Credit Agreement will also be used to finance permitted acquisitions, pay related fees and expenses, issue letters of credit and provide for ongoing working capital needs and for other general business purposes, including capital expenditures.
We may, at our option, so long as no default or event of default has occurred and is continuing, elect to increase the capacity under our 2007 Credit Agreement by an aggregate amount not to exceed $100 million, provided that lenders are willing to commit additional amounts. At our option, the interest rate on the outstanding borrowings may be the lenders’ base rate or the London Interbank Offered Rate plus a spread that is based on our long-term unsecured debt ratings. The 2007 Credit Agreement permits us to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. We are required to pay a commitment fee based on the principal amount of the commitment of $250 million. The term of the agreement is five years, with options for two one-year extensions.
Under the 2007 Credit Agreement, we are required to comply with certain financial, operational and legal covenants. Among other things, we are required to maintain a ratio of total debt to EBITDA (net income plus interest expense, income taxes, depreciation and amortization and all other non-cash charges) of no more than 4.75 to 1. Pursuant to the 2007 Credit Agreement, if one or more acquisitions are consummated in which the aggregate purchase price is $25 million or more, the allowable ratio of total debt to EBITDA is increased to 5.50 to 1 for the first three calendar quarters following the acquisition. Upon any breach of these covenants, amounts outstanding under the 2007 Credit Agreement may become immediately due and payable.
3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We utilize financial instruments to reduce our market risk exposure to interest rate fluctuations and achieve a more predictable cash flow. We follow established policies and procedures to assess risk and approve, monitor and report our financial instrument activities. We do not use these instruments for trading purposes. As of March 31, 2007, there were no outstanding interest rate swap agreements.
We record in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges and amortize these amounts to interest expense over the term of the hedged debt. During the three months ended March 31, 2007, we amortized approximately $0.5 million as a reduction to interest expense from accumulated other comprehensive income. We expect to amortize approximately $0.4 million, $0.3 million and $0.4 million in the second, third and fourth quarters of 2007, respectively.
We record in long-term debt amounts received or paid related to terminated interest rate swap agreements for fair value hedges and amortize these amounts to interest expense over the remaining original term of the interest rate swap agreements. During the three months ended March 31, 2007, we amortized approximately $0.5 million as a reduction to interest expense from long-term debt. We expect to amortize approximately $0.2 million in the second quarter of 2007. Amounts received or paid related to terminated interest rate swap agreements for fair value hedges will be fully amortized during the second quarter of 2007.
4. RATES AND REGULATORY ISSUES
The settlement of our 2005 rate case was approved by the FERC in November 2006. The settlement established maximum long-term mileage-based rates and charges for transportation on our system. Beginning January 1, 2007, overall rates were reduced, compared with rates prior to the filing, by approximately 5 percent. For the full transportation route from Port of Morgan, Montana to the Chicago area, the previous charge of approximately $0.46 per Dth is now approximately $0.44 per Dth, which is comprised of a reservation rate, commodity rate and a compressor usage surcharge rate. The factors used in calculating depreciation expense for transmission plant were increased from 2.25 percent to 2.40 percent. The settlement also provided for seasonal rates for short-term transportation services. Seasonal maximum rates vary on a monthly basis from approximately $0.54 per Dth to approximately $0.29 per Dth for the full transportation route from Port of Morgan, Montana to the Chicago area.
The compressor usage surcharge rate is designed to recover the actual costs of electricity at our electric compressors and any compressor fuel taxes imposed on our pipeline system. Any difference between the compressor usage surcharge collected and the actual costs for electricity and compressor fuel taxes is recorded as either a regulatory debit for an over recovery of actual costs or as a regulatory credit for an under recovery of actual costs, and is included in operations and maintenance expense on the income statement and as either a regulatory liability or a regulatory asset, respectively, on the balance sheet. The compressor usage surcharge rate is adjusted annually. The regulatory liability or regulatory asset will reflect the net over or under recovery of actual electric compression related costs at the date of the balance sheet. As of March 31, 2007, we classified $0.3 million as a regulatory liability included in reserves and deferred credits on the accompanying balance sheet.

Additional information about our regulatory proceedings is included in Note 4 of the financial statements in our annual report on Form 10-K for the year ended December 31, 2006.
5. COMMITMENTS AND CONTINGENCIES
Various legal actions that have arisen in the ordinary course of business are pending. We believe that the resolution of these issues will not have a material adverse impact on our results of operations or financial position.
6. ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. We are currently reviewing the applicability of SFAS No. 157 to our results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which permits entities to choose to measure selected financial assets and financial liabilities at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses in earnings, on items for which the fair value option has been elected, at each subsequent reporting date. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. We are currently reviewing the applicability of SFAS No. 159 to our results of operations and financial position.
7. SUBSEQUENT EVENTS
Change in Operator
TransCanada Northern Border became our operator effective April 1, 2007.
Equity Contributions
In April 2007, we issued an equity cash call in the amount of $15 million to our general partners. The cash call was payable April 30, 2007 and completes the previously approved 2007 equity cash calls. The proceeds were used to repay indebtedness.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes to financial statements included under Item 1.
In this report, references to “we,” “us” or “our” refer to Northern Border Pipeline Company.
EXECUTIVE SUMMARY
Overview – We are a Texas general partnership that was formed in 1978. We provide natural gas transportation services and are a leading transporter of natural gas imported from Canada into the U.S. ONEOK Partners, through its subsidiary ONEOK Partners Intermediate, and TC PipeLines, through its subsidiary TC PipeLines Intermediate, each own a 50 percent interest in us. ONEOK Partners and TC PipeLines are publicly-traded master limited partnerships.
Recent Developments – The following is a summary of our significant developments since December 31, 2006:
Rate Case – In accordance with the provisions of the settlement of our 2005 rate case, overall rates were reduced, compared with rates prior to the filing, by approximately 5 percent beginning January 1, 2007. Additional information about our regulatory proceedings is included in the Results of Operations section of this report under “Regulatory Developments.”
Change in Operator — TransCanada Northern Border became our operator effective April 1, 2007.
Change in Officers - Due to the change in operator, as of April 1, 2007, William R. Cordes, President-Northern Border Pipeline Company, and Jerry L. Peters, Senior Vice President — Chief Accounting Officer, of ONEOK Partners GP, our former operator, ceased being our officers. They were the equivalent of our principal executive officer and principal financial and accounting officer, respectively.
Paul F. Miller is our principal executive officer, vice-president and general manager and Patricia M. Wiederholt is our principal financial officer and controller. They became the equivalent of our principal executive officer and principal financial and accounting officer, respectively, as of April 1, 2007.
Amended and Restated Credit Facility — On April 27, 2007, we entered into a $250 million five-year revolving credit agreement with certain financial institutions. Additional information about our new credit agreement is included in the Results of Operations section of this report under “Liquidity and Capital Resources” and Part II, Item 5, “Other Information.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
Information about our critical accounting estimates is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Estimates,” in our annual report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS
Overview – We transport natural gas along 1,249 miles of pipeline with a design capacity of approximately 2.4 Bcf/d that extends from the Montana-Saskatchewan border to a terminus near North Hayden, Indiana. Our transportation network provides pipeline access to the Midwestern U.S. primarily from natural gas reserves in the Western Canada Sedimentary Basin, which is located in the Canadian provinces of Alberta, British Columbia and Saskatchewan.
Known Trends and Uncertainties
Supply – We estimate that Canadian natural gas available for export declined by approximately 600 MMcf/d for the three months ended March 31, 2007 as compared to the same period last year, as production in the Western Canada Sedimentary Basin declined by approximately 300 MMcf/d and Canadian demand increased by approximately 300 MMcf/d. Some industry analysts continue to predict a total decline in Canadian gas supply available for export by as much as 1 Bcf/d over the next year due to declining production and rising demand in Alberta due to natural gas consumption associated with the development and production of oil sand reserves. A reduction in the amount of available supply for export is a negative development for all U.S. pipelines that import natural gas from Canada, but the impact on us will depend upon competitive factors and prevailing market conditions.
Demand –The Energy Information Administration projects U.S. demand for natural gas in 2007 to increase by approximately 3 percent as compared to 2006. Projections from the National Oceanic and Atmospheric Administration of a decrease in cooling degree days due to the return of normal temperatures this summer coupled with higher heating degree days due to a colder winter in 2007 as compared to 2006 imply a decrease in natural gas consumption from the electric power generation sector and an increase in residential natural gas demand.
Supply competition from other natural gas sources can adversely impact demand for transportation on our pipeline. Recent growth in supplies available from the Rocky Mountain and Texas regions has led to excess supply in the markets we serve. The Rockies Express Pipeline, a proposed 1,663 mile pipeline system from Rio Blanco County, Colorado to Monroe County, Ohio, may also increase supply competition in Midwestern markets. The western segment of the Rockies Express Pipeline, from Colorado to Missouri, is anticipated to be placed in service by 2008, and initially is expected to add more supply competition in markets served by us. The eastern segment of the Rockies Express Pipeline, from Missouri to Ohio, is expected to be placed in service by 2009, and is anticipated to transport natural gas further east, potentially mitigating any excess supply in our market region. Also, ongoing pipeline projects to move growing East Texas production to markets in the eastern U.S. may reverse the trend of this incremental production flowing into the markets we serve.
We expect revenues for 2007 to be lower as compared to 2006 due to the reduction in long-term rates starting January 1, 2007, resulting from the rate case settlement discussed under “Regulatory Developments” in this section. In addition, revenue may be more variable in 2007 due to the implementation of seasonal rates included in our tariff. Our average contracted capacity was 103 percent and 104 percent of design capacity for the three months ended March, 31, 2007 and 2006, respectively. At March 31, 2007, approximately 76 percent, 74 percent and 72 percent of our design capacity was contracted on a firm basis for the second, third and fourth quarters of 2007, respectively. We expect to continue to discount transportation capacity as needed to optimize revenue. Discounting levels in 2007 may vary from discounting levels in 2006 depending on market conditions and available capacity.
Regulatory Developments — The settlement of our 2005 rate case was approved by the FERC in November 2006. The settlement established maximum long-term mileage-based rates and charges for transportation on our system. Beginning January 1, 2007, overall rates were reduced, compared with rates prior to the filing, by approximately 5 percent. For the full transportation route from Port of Morgan, Montana to the Chicago area, the previous charge of approximately $0.46 per Dth is now approximately $0.44 per Dth, which is comprised of a reservation rate, commodity rate and a compressor usage surcharge rate. The factors used in calculating depreciation expense for transmission plant were increased from 2.25 percent to 2.40 percent. The settlement also provided for seasonal rates for short-term transportation services. Seasonal maximum rates vary on a monthly basis from approximately $0.54 per Dth to approximately $0.29 per Dth for the full transportation route from Port of Morgan, Montana to the Chicago area.

The compressor usage surcharge rate is designed to recover the actual costs of electricity at our electric compressors and any compressor fuel taxes imposed on our pipeline system. Any difference between the compressor usage surcharge collected and the actual costs for electricity and compressor fuel taxes is recorded as either a regulatory debit for an over recovery of actual costs or as a regulatory credit for an under recovery of actual costs, and is included in operations and maintenance expense on the income statement and as either a regulatory liability or a regulatory asset, respectively, on the balance sheet. The compressor usage surcharge rate is adjusted annually. The regulatory liability or regulatory asset will reflect the net over or under recovery of actual electric compression related costs at the date of the balance sheet. As of March 31, 2007, we classified $0.3 million as a regulatory liability included in reserves and deferred credits on the accompanying balance sheet.
Additional information about our regulatory proceedings is included in our annual report on Form 10-K for the year ended December 31, 2006.
Operating Results – Net income to partners was $36.1 million for the three months ended March 31, 2007, a decrease of $1.3 million, or 3 percent, compared with $37.4 million for the same period last year, primarily due to increased operating expenses.
Operating revenue decreased $0.2 million, or 0.3 percent, for the three months ended March 31, 2007 compared with the same period last year due to the following:
•	decreased revenue of $2.7 million primarily related to an increase in volumes sold at a discount and the reduction of long-term rates effective January 1, 2007; offset by

•	additional revenue of $1.5 million due to contracts related to the Chicago III Expansion Project; and

•	increased revenue of $1.0 million related to increased demand for other transportation services.
Operations and maintenance expense increased $1.0 million, or 10 percent, for the three months ended March 31, 2007 compared with the same period last year due to the following:
•	increased electric compression charges of $0.5 million primarily related to the Chicago III Expansion project;

•	increased expense of $0.3 million related to the over recovery of the compressor usage surcharge; and

•	increased general and administrative expenses of $0.2 million primarily related to increased expenses of our operator and its affiliates attributable to our operations.
The remaining decrease in net income of $0.1 million for the three months ended March 31, 2007 compared with the same period last year was due to increased depreciation and amortization, interest expense, other income and decreased taxes other than income.
LIQUIDITY AND CAPITAL RESOURCES
Overview – Our principal sources of liquidity include cash generated from operating activities and bank credit facilities. We fund our operating expenses, debt service and cash distributions to partners primarily with operating cash flow. Capital resources for maintenance and growth expenditures are funded by a variety of sources, including cash generated from operating activities, borrowings under our credit agreement, issuance of senior unsecured notes and/or equity contributions from our partners. Our ability to access the capital markets to issue debt securities under reasonable terms depends on our financial condition, credit ratings and market conditions. We believe that our ability to obtain financing and our history of consistent cash flow from operating activities provide a solid foundation to meet our short-term and long-term liquidity and capital resource requirements.

Debt and Credit Facilities – The following table summarizes our debt and credit facilities outstanding as of March 31, 2007:

		Payments Due by Period
		Less Than One	Long-Term
	Total	Year	Portion
		(In thousands)
$175 million credit agreement due 2010 (a)(b)	$23,000	$—	$23,000
6.25% senior notes due 2007 (b)	150,000	—	150,000
7.75% senior notes due 2009	200,000	—	200,000
7.50% senior notes due 2021	250,000	—	250,000

Total	$623,000	$—	$623,000

(a)	We are required to pay a facility fee of 0.075% on the principal commitment amount of our credit agreement.

(b)	Short-term debt expected to be refinanced. See “Amended and Restated Credit Agreement” discussion below.
Revolving Credit Agreement – As of March 31, 2007, we had outstanding borrowings of $23.0 million under our $175 million revolving credit agreement dated as of May 16, 2005 (the “2005 Credit Agreement”) and were in compliance with the covenants of our agreement. The covenants are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” in our annual report on Form 10-K for the year ended December 31, 2006. The weighted average interest rate related to the borrowings on the 2005 Credit Agreement was 6.22 percent at March 31, 2007. Amounts outstanding under this credit agreement were refinanced under the 2007 Credit Agreement discussed below.
Amended and Restated Credit Agreement
On April 27, 2007, we entered into a $250 million amended and restated revolving credit agreement (the “2007 Credit Agreement”) with certain financial institutions. The 2007 Credit Agreement was used to refinance the outstanding indebtedness under our 2005 Credit Agreement and will be used to repay all of the $150 million of our 6.25 percent Senior Notes due May 1, 2007. As of March 31, 2007, we classified with our long-term debt on the accompanying balance sheet, $173 million as short-term debt expected to be refinanced. The 2007 Credit Agreement will also be used to finance permitted acquisitions, pay related fees and expenses, issue letters of credit and provide for ongoing working capital needs and for other general business purposes, including capital expenditures.
We may, at our option, so long as no default or event of default has occurred and is continuing, elect to increase the capacity under our 2007 Credit Agreement by an aggregate amount not to exceed $100 million, provided that lenders are willing to commit additional amounts. At our option, the interest rate on the outstanding borrowings may be the lenders’ base rate or the London Interbank Offered Rate plus a spread that is based on our long-term unsecured debt ratings. The 2007 Credit Agreement permits us to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. We are required to pay a commitment fee based on the principal amount of the commitment of $250 million. The term of the agreement is five years, with options for two one-year extensions.
Under the 2007 Credit Agreement, we are required to comply with certain financial, operational and legal covenants. Among other things, we are required to maintain a ratio of total debt to EBITDA (net income plus interest expense, income taxes, depreciation and amortization and all other non-cash charges) of no more than 4.75 to 1. Pursuant to the 2007 Credit Agreement, if one or more acquisitions are consummated in which the aggregate purchase price is $25 million or more, the allowable ratio of total debt to EBITDA is increased to 5.50 to 1 for the first three calendar quarters following the acquisition. Upon any breach of these covenants, amounts outstanding under the 2007 Credit Agreement may become immediately due and payable.

Equity Contributions
In April 2007, we issued an equity cash call in the amount of $15 million to our general partners. The cash call was payable April 30, 2007 and completes the previously approved 2007 equity cash calls. The proceeds were used to repay indebtedness.
Equity Distributions
We make distributions to our general partners approximately one month following the end of the quarter. A cash distribution of approximately $51.0 million is expected to be declared and paid May 1, 2007, for the first quarter of 2007.
Cash Flow Analysis
Operating Activities – Cash provided by operating activities was $53.9 million for the three months ended March 31, 2007, compared with $57.6 million for the same period last year. Cash provided by operating activities decreased $3.7 million primarily due to a $3.5 million decrease in cash inflows relative to net changes in working capital items. The change in working capital was primarily due to the following:
•	increased general and administrative expenses related to increased expenses of our operator;

•	increased property tax payments; and

•	decreased cash receipts for other accounts receivable; partially offset by

•	increased cash receipts from customers.
Investing Activities – Cash used in investing activities was $0.5 million for the three months ended March 31, 2007, compared with $9.9 million for the same period last year. Maintenance capital expenditures were $0.4 million and $3.3 million during the three months ended March 31, 2007 and 2006, respectively. Growth capital expenditures for the first quarter of 2006 included $6.6 million related to the Chicago III Expansion Project.
Financing Activities
Cash used in financing activities was $41.4 million for the three months ended March 31, 2007, compared with $54.7 million for the same period last year. We received equity contributions from our partners of $10.3 million during the first quarter of 2006 to fund approximately 50% of the Chicago III Expansion Project capital costs. Net borrowings of debt were $3.0 million in the first quarter of 2007 compared with net repayments of debt of $20.0 million for the same quarter last year.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. We are currently reviewing the applicability of SFAS No. 157 to our results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which permits entities to choose to measure selected financial assets and financial liabilities at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses in earnings, on items for which the fair value option has been elected, at each subsequent reporting date. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. We are currently reviewing the applicability of SFAS No. 159 to our results of operations and financial position.
FORWARD-LOOKING STATEMENTS
The statements in this quarterly report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include:
•	the impact of unsold capacity being greater or less than expected;

•	the ability to market pipeline capacity on favorable terms, which is affected by:
•	future demand for and prices of natural gas;

•	competitive conditions in the overall natural gas and electricity markets;

•	availability of supplies of Canadian and U.S. natural gas;

•	availability of additional storage capacity;

•	weather conditions; and

•	competitive developments by Canadian and U.S. natural gas transmission peers;
•	performance of contractual obligations by our customers;

•	performance of contractual obligations by our operator and the transition from our former operator to our current operator;

•	developments in pending FERC proceedings that impact pipelines’ ability to recover income taxes in their rates;

•	the ability to recover operating costs, costs of property, plant and equipment and regulatory assets in our FERC-regulated rates;

•	our ability to control operating costs;

•	conditions in the capital markets and our ability to access the capital markets;

•	risks inherent in the use of information systems in our business, implementation of new software and hardware, and the impact on the timeliness of information for financial reporting; and

•	acts of nature, sabotage, terrorism or other similar acts causing damage to our facilities or our suppliers’ or shippers’ facilities.
These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors could also have material adverse effects on our future results. These and other risks are described under Part II, Item 1A, “Risk Factors,” in this report, and under Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2006. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview – Our exposure to market risk discussed below includes forward-looking statements and represents an estimate of possible changes in future earnings that would occur assuming hypothetical future movements in interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in interest rates and the timing of transactions.
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
Interest Rate Risk – We utilize both fixed- and variable-rate debt and are exposed to market risk due to the floating interest rates on our credit agreement. We regularly assess the impact of interest rate fluctuations on future cash flows and evaluate hedging opportunities to mitigate our interest rate risk. We maintain a significant portion of our debt at fixed rates to reduce our sensitivity to interest rate fluctuations. As of March 31, 2007, 96 percent of our outstanding debt was at fixed rates and there were no interest rate swap agreements outstanding. On May 1,2007, our variable-rate debt will increase as we plan to borrow under our 2007 Credit Agreement to fund the repayment of all of the $150 million of our 6.25 percent Senior Notes due May 1, 2007. Additional information about our 2007

Credit Agreement is included in the Results of Operations section of this report under “Liquidity and Capital Resources” and Part II, Item 5, “Other Information.”
If interest rates hypothetically increased 1 percent on our variable-rate borrowings outstanding at March 31, 2007, our interest expense would increase and our 2007 projected net income would decrease by approximately $0.2 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, the officers of TransCanada Northern Border, including the officers who are the equivalent of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation, they concluded that as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the management of TransCanada Northern Border, including the officers of TransCanada Northern Border who are the equivalent of our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Change of Operator — In connection with the change of operator from ONEOK Partners GP to TransCanada Northern Border, there have been and will continue to be changes to certain critical business systems, including information technology applications, third party software licenses and computer and communication hardware supporting our financial accounting and reporting systems that are owned and operated by ONEOK. The transfer of our operations from the systems owned and operated by ONEOK to the systems owned and operated by TransCanada has caused and will cause changes to our internal control over financial reporting. Implementation of these changes began in the first quarter of 2007 and is anticipated to be completed in the second quarter of 2007. Management is currently reviewing TransCanada’s internal controls and procedures in anticipation of adopting many of TransCanada’s existing internal controls and procedures for these new systems.

PART II – OTHER INFORMATION
ITEM 1A. RISK FACTORS
The following new or modified risk factors should be read in conjunction with the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2006:
TAX RISKS
If we were to become subject to a material amount of entity level taxation for state tax purposes, then our cash available for distribution to our partners and for other business needs would be reduced.
We are a partnership and as such are generally not subject to income tax at the entity level. Several states are evaluating a variety of ways to subject partnerships to entity level taxation. One prevalent form of such taxation is a tax on gross receipts apportioned to a state. Imposition of such a tax on us by any state will reduce the cash available for distribution to our partners and for other business needs.
ITEM 5. OTHER INFORMATION
Effective April 27, 2007, we entered into an Amended and Restated $250 million Revolving Credit Agreement with the lenders named therein and with Suntrust Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, BMO Capital Markets, Citibank, N.A. and Mizuho Corporate Bank, LTD. as Co-Documentation Agents, JP Morgan Chase Bank, N.A. and Export Development Canada, as Managing Agents and SunTrust Capital Markets, Inc. and Wachovia Capital Markets, LLC and as Co-Lead Arrangers and Book Managers (the “2007 Credit Agreement”). As of April 30, 2007, $184 million in borrowings were outstanding under the 2007 Credit Agreement, which funds were used to refinance the outstanding indebtedness under our existing $175 million revolving credit agreement, which was amended and restated with the 2007 Credit Agreement, and will be used to repay all of the $150 million of our 6.25 percent Senior Notes due May 1, 2007. The interest rate applied to amounts outstanding under the 2007 Credit Agreement may, at our option, be the lenders’ base rate or an adjusted London Interbank Offered Rate plus a spread that is based upon our long-term unsecured debt ratings. The term of the agreement is five years, with options for two one year extensions.
Under the 2007 Credit Agreement, we are required to comply with certain financial, operational and legal covenants. Among other things, we are required to maintain a ratio of total debt to EBITDA (net income plus interest expense, income taxes, depreciation and amortization and all other non-cash charges) of indebtedness to EBITDA of no more than 4.75 to 1. If we consummate one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of total debt to EBITDA is temporarily increased to 5.50 to 1 for the first three calendar quarters following the acquisition. Upon any breach of these covenants, amounts outstanding under the 2007 Credit Agreement may become immediately due and payable.
The description of the 2007 Credit Agreement set forth under this Item 5 is qualified in its entirety by reference to the complete terms and conditions of the 2007 Credit Agreement itself, which is filed as Exhibit 10.1 hereto.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
†10.1	Revolving Credit Agreement, dated as of April 27, 2007, among Northern Border Pipeline Company, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Wachovia Bank National Association, as Syndication Agent, BMO Capital Markets, Citibank, N.A. and Mizuho Corporate Bank, LTD., as Co-Documentation Agents, JP Morgan Chase Bank, N.A. and Export Development Canada, as Managing Agents and Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc., as Co-Lead Arrangers and Book Managers.

†31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

†31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

†32.1	Section 1350 Certification of Principal Executive Officer.

†32.2	Section 1350 Certification of Principal Financial Officer.

†	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN BORDER PIPELINE COMPANY
(A Texas General Partnership)

	By:	TransCanada Northern Border Inc., Operator

Date: April 30, 2007	By:	/s/ Patricia M. Wiederholt Patricia M. Wiederholt
Principal Financial Officer and Controller

EXHIBIT INDEX

Exhibit No.	Description
†10.1	Revolving Credit Agreement, dated as of April 27, 2007, among Northern Border Pipeline Company, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Wachovia Bank National Association, as Syndication Agent, BMO Capital Markets, Citibank, N.A. and Mizuho Corporate Bank, LTD., as Co-Documentation Agents, JP Morgan Chase Bank, N.A. and Export Development Canada, as Managing Agents and Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc., as Co-Lead Arrangers and Book Managers.

†31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

†31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

†32.1	Section 1350 Certification of Principal Executive Officer.

†32.2	Section 1350 Certification of Principal Financial Officer.

†	Filed herewith