Form 10-Q
period 2007-06-30
NORTHERN BORDER PIPELINE CO
filed 2007-08-03
CIK 1095355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 333-88577
NORTHERN BORDER PIPELINE COMPANY
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-2684967 (I.R.S. Employer Identification No.)

13710 FNB Parkway Omaha, Nebraska (Address of principal executive offices)	68154-5200 (Zip code)
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

NORTHERN BORDER PIPELINE COMPANY
Quarterly Report on Form 10-Q
The statements in this quarterly report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part II, Item 1A, “Risk Factors,” in our quarterly reports on Form 10-Q, including this report, and under Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2006.

Glossary
The abbreviations, acronyms, and industry terminology used in this quarterly report are defined as follows:

Bcf/d	Billion cubic feet per day
Design capacity	Pipeline capacity available to transport natural gas based on system facilities and design conditions
Dth	Dekatherm
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. generally accepted accounting principles
MMcf/d	Million cubic feet per day
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P. and ONEOK Partners Intermediate Limited Partnership
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a ONEOK subsidiary
SAB	SEC Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
TC PipeLines	TC PipeLines, LP and TC PipeLines Intermediate Limited Partnership
TransCanada	TransCanada Corporation
TransCanada Northern Border	TransCanada Northern Border Inc. (formerly known as TransCan Northwest Border Ltd.), a subsidiary of TransCanada and our operator effective April 1, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Operating revenue:
Operating revenue	$68,762	$73,767	$148,375	$153,594
Provision for rate refunds	—	(2,326)	—	(2,326)

Operating revenue, net	68,762	71,441	148,375	151,268
Operating expenses:
Operations and maintenance	14,351	12,653	24,799	22,111
Depreciation and amortization	15,186	14,831	30,463	29,397
Taxes other than income	7,871	7,961	15,292	16,067

Operating expenses	37,408	35,445	70,554	67,575

Operating income	31,354	35,996	77,821	83,693

Interest expense	10,861	10,900	21,649	21,589

Other income (expense):
Other income	626	418	1,157	854
Other expense	(96)	(108)	(227)	(200)

Other income, net	530	310	930	654

Net income to partners	$21,023	$25,406	$57,102	$62,758

NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)

Net income to partners	$21,023	$25,406	$57,102	$62,758
Other comprehensive income:
Changes associated with hedging transactions	(384)	(394)	(855)	(782)

Total comprehensive income	$20,639	$25,012	$56,247	$61,976

The accompanying notes are an integral part of these financial statements.

NORTHERN BOREDR PIPELINE COMPANY
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,504	$10,997
Accounts receivable	26,131	30,428
Materials and supplies, at cost	4,114	3,970
Prepaid expenses and other	641	1,118

Total current assets	37,390	46,513

Property, plant and equipment:
Natural gas transmission plant	2,497,477	2,491,287
Less: Accumulated provision for depreciation and amortization	1,043,706	1,015,646

Property, plant and equipment, net	1,453,771	1,475,641

Other assets:
Regulatory assets	20,398	19,144
Unamortized debt expense	2,829	3,284
Other	171	109

Total other assets	23,398	22,537

Total assets	$1,514,559	$1,544,691

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$150,000
Notes payable	—	20,000
Accounts payable	12,738	7,116
Accrued taxes other than income	23,990	27,571
Accrued interest	11,407	11,515
Other	459	1,511

Total current liabilities	48,594	217,713

Long-term debt, net of current maturities	609,216	449,844

Deferred credits and other	5,922	2,099

Commitments and contingencies (Note 5)
Partners’ equity:
Partners’ capital	850,704	874,057
Accumulated other comprehensive income	123	978

Total partners’ equity	850,827	875,035

Total liabilities and partners’ equity	$1,514,559	$1,544,691

The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF CASH FLOW
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income to partners	$57,102	$62,758

Adjustments to reconcile net income to partners to net cash provided by operating activities:
Depreciation and amortization	30,654	29,580
Provision for rate refunds	—	2,329
Changes in components of working capital	5,511	1,851
Other	168	(2,375)

Total adjustments	36,333	31,385

Net cash provided by operating activities	93,435	94,143

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(7,216)	(16,848)

Net cash used in investing activities	(7,216)	(16,848)

CASH FLOW FROM FINANCING ACTIVITIES
Equity contributions from partners	15,000	10,330
Distributions to partners	(95,455)	(93,613)
Issuance of debt	202,000	59,000
Retirement of debt	(212,000)	(67,000)
Debt financing costs	(257)	—

Net cash used in financing activities	(90,712)	(91,283)

Net change in cash and cash equivalents	(4,493)	(13,988)
Cash and cash equivalents at beginning of period	10,997	22,039

Cash and cash equivalents at end of period	$6,504	$8,051

Supplemental disclosures for cash flow information:
Cash paid for interest, net of amount capitalized	$22,526	$22,504

Changes in components of working capital:
Accounts receivable	$4,297	$10,446
Materials and supplies	(144)	(314)
Prepaid expenses and other	477	970
Accounts payable and other current liabilities	4,570	(5,642)
Accrued taxes other than income	(3,581)	(3,516)
Accrued interest	(108)	(93)

Total	$5,511	$1,851

The accompanying notes are an integral part of these finacial statements.

NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF CHANGES IN PARTNERS’ EQUITY
(Unaudited)

		ONEOK
	TC PipeLines	Partners	Accumulated
	Intermediate	Intermediate	Other
	Limited	Limited	Comprehensive	Total Partners’
	Partnership	Partnership	Income	Equity
	(In thousands)

Partners’ equity at December 31, 2006	$437,029	$437,028	$978	$875,035
Net income to partners	28,551	28,551	—	57,102
Changes associated with hedging transactions	—	—	(855)	(855)
Equity contributions received	7,500	7,500	—	15,000
Distributions paid	(47,728)	(47,727)	—	(95,455)

Partners’ equity at June 30, 2007	$425,352	$425,352	$123	$850,827

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
Maintenance and repairs are charged to operations in the period incurred. The provision for depreciation and amortization of the transmission line is an integral part of our FERC tariff. The effective depreciation rate applied to our transmission plant was 2.40 percent for the six months ended June 30, 2007. Our depreciation rates for utility plant are approved by the FERC. The transmission plant depreciation rate is comprised of two components: one based on economic service life or capital recovery and one based on cost of removal, net of salvage value received, or negative salvage. We accrue the estimated net costs of removal of transmission plant through negative salvage expense, which does not represent an existing legal obligation. As of June 30, 2007, we classified $1.2 million for negative salvage as a regulatory liability included in deferred credits and other on the accompanying balance sheet. Composite rates are applied to all other functional groups of property having similar economic characteristics. See Note 4 for changes to our depreciation rate effective January 1, 2007.
2. CREDIT FACILITIES AND LONG-TERM DEBT
On April 27, 2007, we entered into a $250 million amended and restated revolving credit agreement (the “2007 Credit Agreement”) with certain financial institutions. The 2007 Credit Agreement was used to refinance the outstanding indebtedness under our $175 million revolving credit agreement dated as of May 16, 2005 and was used to repay all of the $150 million of our 6.25 percent Senior Notes due May 1, 2007. The 2007 Credit Agreement will also be used to finance permitted acquisitions, pay related fees and expenses, issue letters of credit and provide for ongoing working capital needs and for other general business purposes, including capital expenditures.
We may, at our option, so long as no default or event of default has occurred and is continuing, elect to increase the capacity under our 2007 Credit Agreement by an aggregate amount not to exceed $100 million, provided that lenders are willing to commit additional amounts. At our option, the interest rate on the outstanding borrowings may be the lenders’ base rate or the London Interbank Offered Rate plus a spread that is based on our long-term unsecured credit ratings. The 2007 Credit Agreement permits us to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. We are required to pay a commitment fee based on the principal amount of the commitment of $250 million. The term of the agreement is five years, with options for two one-year extensions. At June 30, 2007, amounts outstanding under the 2007 Credit Agreement were $160 million at an average interest rate of 5.63 percent.
Under the 2007 Credit Agreement, we are required to comply with certain financial, operational and legal covenants. Among other things, we are required to maintain a ratio of total debt to EBITDA (net income plus interest expense, income taxes, depreciation and amortization and all other non-cash charges) of no more than 4.75 to 1. Pursuant to the 2007 Credit Agreement, if one or more acquisitions are consummated in which the aggregate purchase price is $25 million or more, the allowable ratio of total debt to EBITDA is increased to 5.50 to 1 for the first three full calendar quarters following the acquisition. Upon any breach of these covenants, amounts outstanding under the 2007 Credit Agreement may become immediately due and payable. At June 30, 2007, we were in compliance with all of our financial covenants.
3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We utilize financial instruments to reduce our market risk exposure to interest rate fluctuations and achieve a more predictable cash flow. We follow established policies and procedures to assess risk and approve, monitor and report our financial instrument activities. We do not use these instruments for trading purposes. As of June 30, 2007, there were no outstanding interest rate swap agreements.
We record in accumulated other comprehensive income amounts related to terminated interest rate swap agreements for cash flow hedges and amortize these amounts to interest expense over the term of the hedged debt. During the three and six months ended June 30, 2007, we amortized approximately $0.4 million and $0.9 million, respectively, as a reduction to interest expense from accumulated other comprehensive income. We expect to amortize approximately $0.3 million and $0.4 million in the third and fourth quarters of 2007, respectively.
We record in long-term debt amounts received or paid related to terminated interest rate swap agreements for fair value hedges and amortize these amounts to interest expense over the remaining original term of the interest rate swap agreements. During the three and six months ended June 30, 2007, we amortized approximately $0.2 million and $0.7 million, respectively, as a reduction to interest expense from long-term debt. Amounts received or paid related to terminated interest rate swap agreements for fair value hedges were fully amortized at June 30, 2007.
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
The compressor usage surcharge rate is designed to recover the actual costs of electricity at our electric compressors and any compressor fuel use taxes imposed on our pipeline system. Any difference between the compressor usage surcharge collected and the actual costs for electricity and compressor fuel use taxes is recorded as either a regulatory debit for an over recovery of actual costs or as a regulatory credit for an under recovery of actual costs, and is included in operations and maintenance expense on the income statement and as either a regulatory liability or a regulatory asset, respectively, on the balance sheet. The compressor usage surcharge rate is adjusted annually. The regulatory liability or regulatory asset will reflect the net over or under recovery of actual compressor usage related costs at the date of the balance sheet. As of June 30, 2007, we had recorded $0.3 million as a regulatory asset on the accompanying balance sheet for the net under recovery of compressor usage related costs.
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
7. SUBSEQUENT EVENTS
We make distributions to our general partners approximately one month following the end of the quarter. A cash distribution of approximately $29.5 million was declared and paid on August 1, 2007 for the second quarter of 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes to financial statements included under Item 1.
In this report, references to “we,” “us” or “our” refer to Northern Border Pipeline Company.
EXECUTIVE SUMMARY
Overview — We are a Texas general partnership that was formed in 1978. We provide natural gas transportation services and are a leading transporter of natural gas imported from Canada into the U.S. ONEOK Partners, through its subsidiary ONEOK Partners Intermediate Limited Partnership, and TC PipeLines, through its subsidiary TC PipeLines Intermediate Limited Partnership, each own a 50 percent interest in us. ONEOK Partners and TC PipeLines are publicly-traded master limited partnerships.
Recent Developments — The following is a summary of our significant developments since December 31, 2006:
Rate Case — In accordance with the provisions of the settlement of our 2005 rate case, overall rates were reduced, compared with rates prior to the filing, by approximately 5 percent beginning January 1, 2007. Additional information about our regulatory proceedings is included in the Results of Operations section of this report under “Regulatory Developments.”
Change in Operator — TransCanada Northern Border became our operator effective April 1, 2007.
Change in Officers — Paul F. Miller is the principal executive officer, vice-president and general manager of TransCanada Northern Border and Patricia M. Wiederholt is the principal financial officer and controller of TransCanada Northern Border. They became the equivalent of our principal executive officer and principal financial and accounting officer, respectively, as of April 1, 2007.
As of April 1, 2007, William R. Cordes, President-Northern Border Pipeline Company, and Jerry L. Peters, Senior Vice President — Chief Accounting Officer, of ONEOK Partners GP, our former operator, ceased being our officers. They were the equivalent of our principal executive officer and principal financial and accounting officer, respectively.
Amended and Restated Credit Facility - On April 27, 2007, we entered into a $250 million five-year revolving credit agreement with certain financial institutions. Additional information about our new credit agreement is included in the Results of Operations section of this report under “Liquidity and Capital Resources.”
RESULTS OF OPERATIONS
Overview — We transport natural gas along 1,249 miles of pipeline with a design capacity of approximately 2.4 Bcf/d that extends from the Montana-Saskatchewan border to a terminus near North Hayden, Indiana. Our transportation network provides pipeline access to the Midwestern U.S. primarily from natural gas reserves in the Western Canada Sedimentary Basin, which is located in the Canadian provinces of Alberta, British Columbia and Saskatchewan.
Known Trends and Uncertainties
Supply — We estimate that the Canadian natural gas available for export declined by approximately 500 MMcf/d for the six months ended June 30, 2007 as compared to the same period last year, as production in the Western Canada Sedimentary Basin declined by approximately 300 MMcf/d and Canadian demand increased by approximately 200 MMcf/d. We expect the decline in Canadian gas supply available for export to continue due to declining production and rising demand in Alberta due to natural gas consumption associated with the development and production of oil sand reserves. A reduction in the amount of available supply for export is a negative development for all U.S.

pipelines that import natural gas from Canada, but the impact on us will depend upon competitive factors and prevailing market conditions. Despite the drop in Canadian supply available for export, we have continued to see demand for our transportation capacity during the year due to favorable market conditions in the markets we serve.
Competition - Supply competition from other natural gas sources can adversely impact demand for transportation on our pipeline. Recent growth in supplies available from the Rocky Mountain and Texas regions has led to additional supply in the markets we serve. The Rockies Express Pipeline, a proposed 1,679 mile pipeline system from Rio Blanco County, Colorado to Monroe County, Ohio, will increase supply competition in Midwestern markets. The western segment of the Rockies Express Pipeline, from Colorado to Missouri, is anticipated to be placed in service by early 2008, and initially is expected to add more supply competition in markets served by us. The eastern segment of the Rockies Express Pipeline, from Missouri to Ohio, is expected to be placed in service by June 2009, and is anticipated to transport natural gas further east, potentially mitigating any excess supply in our market region. Also, ongoing pipeline projects to move growing East Texas production to markets in the eastern U.S. may reverse the trend of this incremental production flowing into the markets we serve.
Effect of Rate Case - We expect revenues for 2007 to be lower as compared to 2006 due to the reduction in long-term rates starting January 1, 2007, resulting from the rate case settlement discussed under “Regulatory Developments” in this section. In addition, revenue may be more variable in 2007 due to the implementation of seasonal rates included in our tariff. Our average contracted capacity was 93 percent and 96 percent of design capacity for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, approximately 98 percent and 86 percent of our design capacity was contracted on a firm basis for the third and fourth quarters of 2007, respectively. We expect to continue to discount transportation capacity as needed to optimize revenue.
Regulatory Developments
Rate Case - The settlement of our 2005 rate case was approved by the FERC in November 2006. The settlement established maximum long-term mileage-based rates and charges for transportation on our system. Beginning January 1, 2007, overall rates were reduced, compared with rates prior to the filing, by approximately 5 percent. For the full transportation route from Port of Morgan, Montana to the Chicago area, the previous charge of approximately $0.46 per Dth is now approximately $0.44 per Dth, which is comprised of a reservation rate, commodity rate and a compressor usage surcharge rate. The factors used in calculating depreciation expense for transmission plant were increased from 2.25 percent to 2.40 percent. The settlement also provided for seasonal rates for short-term transportation services. Seasonal maximum rates vary on a monthly basis from approximately $0.54 per Dth to approximately $0.29 per Dth for the full transportation route from Port of Morgan, Montana to the Chicago area.
The compressor usage surcharge rate is designed to recover the actual costs of electricity at our electric compressors and any compressor fuel use taxes imposed on our pipeline system. Any difference between the compressor usage surcharge collected and the actual costs for electricity and compressor fuel use taxes is recorded as either a regulatory debit for an over recovery of actual costs or as a regulatory credit for an under recovery of actual costs, and is included in operations and maintenance expense on the income statement and as either a regulatory liability or a regulatory asset, respectively, on the balance sheet. The compressor usage surcharge rate is adjusted annually. The regulatory liability or regulatory asset will reflect the net over or under recovery of actual compressor usage related costs at the date of the balance sheet. As of June 30, 2007, we had recorded $0.3 million as a regulatory asset on the accompanying balance sheet for the net under recovery of compressor usage related costs.
Income Tax Allowance — In May 2005, the FERC issued a policy statement permitting the inclusion of an income tax allowance in the rates for partnership interests held by partners with an actual or potential income tax liability. On December 16, 2005, the FERC issued an order (the “December 16 Order”) in its first case-specific review of the income tax allowance issue, reaffirming its tax allowance policy and directing the pipeline to provide certain evidence necessary to determine the income tax allowance. The FERC’s policy and the December 16 Order were appealed to the D.C. Circuit Court and rehearing requests were filed with respect to the December 16 Order. On May 29, 2007, the United States Court of Appeals for the D.C. Circuit issued a decision denying the petitions for review and upholding FERC’s income tax allowance policy.

Additional information about our regulatory proceedings is included in our annual report on Form 10-K for the year ended December 31, 2006.
Transition Related Costs
During the second quarter of 2007 a charge of $2.3 million was recorded in operations and maintenance expense and $1.3 million was recorded as natural gas transmission plant for the shared equipment and furnishings previously used or currently in use, respectively, which were acquired by ONEOK Partners to support our operations. The $3.6 million total amount will be paid to ONEOK Partners over a five year period. Further information about the transition services agreement can be found under Item 13, “Certain Relationships and Related Transactions, and Director Independence-Transition Related Costs” in our annual report on Form 10-K for the year ended December 31, 2006.
Operating Results
Net income to partners was $21.0 million for the three months ended June 30, 2007, a decrease of $4.4 million, or 17 percent, compared with $25.4 million for the same period last year, primarily due to decreased revenue and increased operating expenses.
Net income to partners was $57.1 million for the six months ended June 30, 2007, a decrease of $5.7 million, or 9 percent, compared with $62.8 million for the same period last year, primarily due to decreased revenue and increased operating expenses.
Operating revenue decreased $2.7 million, or 4 percent, for the three months ended June 30, 2007 compared with operating revenue, net of the provision for rate refunds, for the same period last year due to the following:
•	decreased revenue of $3.6 million primarily related to the reduction of long-term rates and the implementation of varying seasonal rates effective January 1, 2007; offset by

•	additional revenue of $0.5 million due to contracts related to the Chicago III Expansion Project; and

•	increased revenue of $0.4 million related to increased demand for other transportation services.
Operating revenue decreased $2.9 million, or 2 percent, for the six months ended June 30, 2007 compared with operating revenue, net of the provision for rate refunds, for the same period last year due to the following:
•	decreased revenue of $6.2 million primarily related to the reduction of long-term rates effective January 1, 2007 and an increase in volumes sold at a discount; offset by

•	additional revenue of $2.0 million due to contracts related to the Chicago III Expansion Project; and

•	increased revenue of $1.3 million related to increased demand for other transportation services.
Effective May 1, 2006, our revenues were collected subject to possible refunds upon final FERC orders. Based on the settlement of the 2005 rate case, we made refunds to our customers in the fourth quarter of 2006. Additional information about the settlement of the 2005 rate case is included in this section under “Regulatory Developments.”
Operations and maintenance expense increased $1.7 million, or 13 percent, for the three months ended June 30, 2007 compared with the same period last year primarily due to the following:
•	a transition related charge during the second quarter of 2007 of $2.3 million related to the reimbursement for shared equipment and furnishings acquired by ONEOK Partners and previously used to support our operations;

•	increased electric compression charges of $0.7 million primarily related to the Chicago III Expansion Project; offset by

•	decreased expense of $0.6 million related to the net under recovery of the compressor usage surcharge; and

•	decreased expense of $0.4 million related to expenses incurred during the second quarter of 2006 for our 2005 rate case.

Operations and maintenance expense increased $2.7 million, or 12 percent, for the six months ended June 30, 2007 compared with the same period last year due to the following:
•	a transition related charge during the second quarter of 2007 of $2.3 million related to the reimbursement for shared equipment and furnishings acquired by ONEOK Partners and previously used to support our operations;

•	increased electric compression charges of $1.1 million primarily related to the Chicago III Expansion Project; offset by

•	decreased expense of $0.3 million related to the net under recovery of the compressor usage surcharge; and

•	decreased expense of $0.4 million related to expenses incurred during the second quarter of 2006 for our 2005 rate case.
The remaining decrease in net income of $0.1 million for the six months ended June 30, 2007 compared with the same period last year was due to increased depreciation and amortization and interest expense, partially offset by increased other income and decreased taxes other than income.
LIQUIDITY AND CAPITAL RESOURCES
Overview — Our principal sources of liquidity include cash generated from operating activities and bank credit facilities. We fund our operating expenses, debt service and cash distributions to partners primarily with operating cash flow. Capital resources for maintenance and growth expenditures are funded by a variety of sources, including cash generated from operating activities, borrowings under our credit agreement, issuance of senior unsecured notes and/or equity contributions from our partners. Our ability to access the capital markets to issue debt securities under reasonable terms depends on our financial condition, credit ratings and market conditions. We believe that our ability to obtain financing and our history of consistent cash flow from operating activities provide a solid foundation to meet our short-term and long-term liquidity and capital resource requirements.
Debt and Credit Facilities — The following table summarizes our debt and credit facilities outstanding as of June 30, 2007:

		Payments Due by Period
		Less Than One	Long-Term
	Total	Year	Portion
		(In thousands)

$250 million credit agreement(a)	$160,000		$160,000
7.75% senior notes due 2009	200,000	—	200,000
7.50% senior notes due 2021	250,000	—	250,000

Total	$610,000	$—	$610,000

(a)	We are required to pay a facility fee of 0.05% on the principal commitment amount of our credit agreement.
Amended and Restated Credit Agreement
On April 27, 2007, we entered into a $250 million amended and restated revolving credit agreement (the “2007 Credit Agreement”) with certain financial institutions. The 2007 Credit Agreement was used to refinance the outstanding indebtedness under our $175 million revolving credit agreement dated as of May 16, 2005 and was used to repay all of the $150 million of our 6.25 percent Senior Notes due May 1, 2007. The 2007 Credit Agreement will also be used to finance permitted acquisitions, pay related fees and expenses, issue letters of credit and provide for ongoing working capital needs and for other general business purposes, including capital expenditures.
We may, at our option, so long as no default or event of default has occurred and is continuing, elect to increase the capacity under our 2007 Credit Agreement by an aggregate amount not to exceed $100 million, provided that lenders are willing to commit additional amounts. At our option, the interest rate on the outstanding borrowings may be the lenders’ base rate or the London Interbank Offered Rate plus a spread that is based on our long-term unsecured credit ratings. The 2007 Credit Agreement permits us to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. We are required to pay a commitment fee based on the principal amount of the commitment of $250 million. The term of the agreement is five years, with options for two one-year extensions. At June 30, 2007, amounts outstanding under the 2007 Credit Agreement were $160 million at an average interest rate of 5.63 percent.
Under the 2007 Credit Agreement, we are required to comply with certain financial, operational and legal covenants. Among other things, we are required to maintain a ratio of total debt to EBITDA (net income plus interest expense, income taxes, depreciation and amortization and all other non-cash charges) of no more than 4.75 to 1. Pursuant to the 2007 Credit Agreement, if one or more acquisitions are consummated in which the aggregate purchase price is $25 million or more, the allowable ratio of total debt to EBITDA is increased to 5.50 to 1 for the first three full calendar quarters following the acquisition. Upon any breach of these covenants, amounts outstanding under the 2007 Credit Agreement may become immediately due and payable. At June 30, 2007, we were in compliance with all of our financial covenants.
Cash Flow Analysis
Operating Activities — Cash provided by operating activities was $93.4 million for the six months ended June 30, 2007, a decrease of $0.7 million as compared with the same period last year. Decreased cash received from customers as a result of lower operating revenues and increased cash paid for electric compression charges primarily related to the Chicago III Expansion project were offset by increases to working capital related to accruals for capital expenditures.
Investing Activities — Cash used in investing activities was $7.2 million for the six months ended June 30, 2007, compared with $16.8 million for the same period last year. Maintenance capital expenditures were $7.2 million and $7.1 million during the six months ended June 30, 2007 and 2006, respectively. In 2007, maintenance capital expenditures included $1.3 million related to the reimbursement for shared equipment and furnishings acquired by ONEOK Partners and used to support our operations. Growth capital expenditures of $9.7 million for the six months ended June 30, 2006 were related to the Chicago III Expansion Project.
Financing Activities
Cash used in financing activities was $90.7 million for the six months ended June 30, 2007, compared with $91.3 million for the same period last year.
During the second quarter of 2007, we received equity contributions of $15 million from our general partners, which fulfilled the previously approved 2007 equity cash calls. The proceeds were used to repay indebtedness. We received equity contributions from our general partners of $10.3 million during the first quarter of 2006 to fund approximately 50 percent of the Chicago III Expansion Project capital costs.
Distributions to partners, which are calculated using operating results from the preceding quarter, increased $1.8 million during the six months ended June 30, 2007, compared with the same period last year primarily due to decreased maintenance capital expenditures partially offset by lower net income.
Net repayments of debt were $10.0 million for the six months ended June 30, 2007 compared to $8.0 million for the same period last year. On May 1, 2007, we repaid all of the $150 million of our 6.25 percent Senior Notes that were due with borrowings under our 2007 Credit Agreement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions which cannot be known with certainty that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from our estimates. There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2007.

Information about our critical accounting estimates is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” in our annual report on Form 10-K for the year ended December 31, 2006.
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
FORWARD-LOOKING STATEMENTS
The statements in this quarterly report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include:
•	the impact of unsold capacity being greater or less than expected;

•	the ability to market pipeline capacity on favorable terms, which is affected by:
•	future demand for and prices of natural gas;

•	competitive conditions in the overall natural gas and electricity markets;

•	availability of supplies of Canadian and U.S. natural gas;

•	availability of additional storage capacity;

•	weather conditions; and

•	competitive developments by Canadian and U.S. natural gas transmission companies;
•	performance of contractual obligations by our customers;

•	the ability to recover operating costs, costs of property, plant and equipment and regulatory assets in our FERC-regulated rates;

•	our ability to control operating costs;

•	conditions in the capital markets and our ability to access the capital markets;

•	risks inherent in the use of information systems in our business, implementation of new software and hardware, and the impact on the timeliness of information for financial reporting; and

•	acts of nature, sabotage, terrorism or other similar acts causing damage to our facilities or our suppliers’ or shippers’ facilities.
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
Overview — Our exposure to market risk discussed below includes forward-looking statements and represents an estimate of possible changes in future earnings that would occur assuming hypothetical future movements in interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in interest rates and the timing of transactions.
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
Interest Rate Risk — We utilize both fixed- and variable-rate debt and are exposed to market risk due to the floating interest rates on our credit agreement. We regularly assess the impact of interest rate fluctuations on future cash flows and evaluate hedging opportunities to mitigate our interest rate risk. We maintain a significant portion of our debt at fixed rates to reduce our sensitivity to interest rate fluctuations. As of June 30, 2007, 74 percent of our outstanding debt was at fixed rates and there were no interest rate swap agreements outstanding.
If interest rates hypothetically increased 1 percent on our variable-rate borrowings outstanding of $160 million at June 30, 2007, our annual interest expense would increase by approximately $1.6 million.

ITEM 4T.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — As of the end of the period covered by this report, the officers of TransCanada Northern Border, including the officers who are the equivalent of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation, they concluded that as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the management of TransCanada Northern Border, including the officers of TransCanada Northern Border who are the equivalent of our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting — During the second quarter of 2007, in connection with the April 1, 2007 change of operator from ONEOK Partners GP to TransCanada Northern Border, we completed the transfer of our operations, which included changes to certain critical business systems, from systems owned and operated by ONEOK to systems owned and operated by TransCanada. These systems included financial accounting and reporting systems, computer and communications hardware and information technology applications. As a result, there were changes to our internal control over financial reporting. We have reviewed the affected controls and have made the necessary internal control changes.
As part of the transition process, we evaluated the impact of these changes on our internal control over financial reporting and have determined that these changes have not materially affected, or are not reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS
The following new or modified risk factor should be read in conjunction with the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2006:
Tax Risks
If we were to become subject to a material amount of entity level taxation for state tax purposes, then our cash available for distribution to our partners and for other business needs would be reduced.
We are a partnership, and as such are generally not subject to income tax at the entity level. Several states are evaluating a variety of ways to subject partnerships to entity level taxation. One prevalent form of such taxation is a tax on gross receipts apportioned to a state. Imposition of such a tax on us by any state will reduce the cash available for distribution to our partners and for other business needs.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Revolving Credit Agreement, dated as of April 27, 2007, among Northern Border Pipeline Company, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Wachovia Bank National Association, as Syndication Agent, BMO Capital Markets, Citibank, N.A. and Mizuho Corporate Bank, LTD., as Co-Documentation Agents, JPMorgan Chase Bank, N.A. and Export Development Canada, as Managing Agents and Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc., as Co-Lead Arrangers and Book Managers (incorporated by reference to Exhibit 10.1 to Northern Border Pipeline Company’s Form 10-Q filed April 30, 2007 (File No. 333-88577)).

†31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

†31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

†32.1	Section 1350 Certification of Principal Executive Officer.

†32.2	Section 1350 Certification of Principal Financial Officer.

†	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN BORDER PIPELINE COMPANY (A Texas General Partnership)
	By:	TransCanada Northern Border Inc., Operator

Date: August 3, 2007	By:	/s/ Patricia M. Wiederholt
Patricia M. Wiederholt
Principal Financial Officer and Controller

EXHIBIT INDEX

Exhibit No.	Description

10.1	Revolving Credit Agreement, dated as of April 27, 2007, among Northern Border Pipeline Company, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Wachovia Bank National Association, as Syndication Agent, BMO Capital Markets, Citibank, N.A. and Mizuho Corporate Bank, LTD., as Co-Documentation Agents, JPMorgan Chase Bank, N.A. and Export Development Canada, as Managing Agents and Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc., as Co-Lead Arrangers and Book Managers (incorporated by reference to Exhibit 10.1 to Northern Border Pipeline Company’s Form 10-Q filed April 30, 2007 (File No. 333-88577)).

†31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
†31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
†32.1	Section 1350 Certification of Principal Executive Officer.
†32.2	Section 1350 Certification of Principal Financial Officer.

†	Filed herewith