Form 10-Q
period 2007-09-30
NORTHERN BORDER PIPELINE CO
filed 2007-11-02
CIK 1095355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Operating revenue:
Operating revenue	$79,656	$88,474	$228,031	$242,068
Provision for rate refunds	—	(8,207)	—	(10,533)

Operating revenue, net	79,656	80,267	228,031	231,535
Operating expenses:
Operations and maintenance	13,918	13,801	38,717	35,913
Depreciation and amortization	15,147	14,624	45,610	44,020
Taxes other than income	7,656	8,159	22,948	24,226

Operating expenses	36,721	36,584	107,275	104,159

Operating income	42,935	43,683	120,756	127,376

Interest expense	10,770	10,833	32,419	32,422

Other income (expense):
Other income	663	924	1,820	1,779
Other expense	(101)	(92)	(328)	(292)

Other income, net	562	832	1,492	1,487

Net income to partners	$32,727	$33,682	$89,829	$96,441

NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Net income to partners	$32,727	$33,682	$89,829	$96,441
Other comprehensive income:
Changes associated with hedging transactions	(955)	(403)	(1,811)	(1,184)

Total comprehensive income	$31,772	$33,279	$88,018	$95,257

The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$22,330	$10,997
Accounts receivable	28,259	30,428
Materials and supplies, at cost	4,300	3,970
Prepaid expenses and other	2,078	1,118

Total current assets	56,967	46,513

Property, plant and equipment:
Natural gas transmission plant	2,495,306	2,491,287
Less: Accumulated provision for depreciation and amortization	1,055,749	1,015,646

Property, plant and equipment, net	1,439,557	1,475,641

Other assets:
Regulatory assets	21,305	19,144
Unamortized debt expense	2,747	3,284
Other	124	109

Total other assets	24,176	22,537

Total assets	$1,520,700	$1,544,691

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$150,000
Notes payable	—	20,000
Accounts payable	9,892	7,116
Accrued taxes other than income	27,911	27,571
Accrued interest	12,216	11,515
Other	1,627	1,511

Total current liabilities	51,646	217,713

Long-term debt, net of current maturities	609,250	449,844

Deferred credits and other	6,685	2,099

Commitments and contingencies (Note 5)
Partners’ equity:
Partners’ capital	853,952	874,057
Accumulated other comprehensive income (loss)	(833)	978

Total partners’ equity	853,119	875,035

Total liabilities and partners’ equity	$1,520,700	$1,544,691

The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES
Net income to partners	$89,829	$96,441

Adjustments to reconcile net income to partners to net cash provided by operating activities:
Depreciation and amortization	45,897	44,294
Provision for rate refunds	—	10,627
Changes in components of working capital	4,812	6,275
Other	(1,570)	(3,932)

Total adjustments	49,139	57,264

Net cash provided by operating activities	138,968	153,705

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures for property, plant and equipment	(7,444)	(16,950)

Net cash used in investing activities	(7,444)	(16,950)

CASH FLOW FROM FINANCING ACTIVITIES
Equity contributions from partners	15,000	10,330
Distributions to partners	(124,934)	(130,086)
Issuance of debt	226,000	75,000
Retirement of debt	(236,000)	(94,000)
Debt financing costs	(257)	—

Net cash used in financing activities	(120,191)	(138,756)

Net change in cash and cash equivalents	11,333	(2,001)
Cash and cash equivalents at beginning of period	10,997	22,039

Cash and cash equivalents at end of period	$22,330	$20,038

Supplemental disclosures for cash flow information:
Cash paid for interest, net of amount capitalized	$32,687	$30,614

Changes in components of working capital:
Accounts receivable	$2,169	$8,244
Materials and supplies	(330)	(343)
Prepaid expenses and other	(960)	10
Accounts payable and other current liabilities	2,892	(5,306)
Accrued taxes other than income	340	698
Accrued interest	701	2,972

Total	$4,812	$6,275

The accompanying notes are an integral part of these financial statements.

NORTHERN BORDER PIPELINE COMPANY
STATEMENT OF CHANGES IN PARTNERS’ EQUITY
(Unaudited)

		ONEOK
	TC PipeLines	Partners	Accumulated
	Intermediate	Intermediate	Other	Total
	Limited	Limited	Comprehensive	Partners’
	Partnership	Partnership	Income (Loss)	Equity
	(In thousands)
Partners’ equity at December 31, 2006	$437,029	$437,028	$978	$875,035
Net income to partners	44,914	44,915	—	89,829
Changes associated with hedging transactions	—	—	(1,811)	(1,811)
Equity contributions received	7,500	7,500	—	15,000
Distributions paid	(62,467)	(62,467)	—	(124,934)

Partners’ equity at September 30, 2007	$426,976	$426,976	$(833)	$853,119

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
Maintenance and repairs are charged to operations in the period incurred. The provision for depreciation and amortization of the transmission line is an integral part of our FERC tariff. The effective depreciation rate applied to our transmission plant was 2.40 percent for the nine months ended September 30, 2007. Our depreciation rates for utility plant are approved by the FERC.  The transmission plant depreciation rate is comprised of two components: one based on economic service life or capital recovery and one based on cost of removal, net of salvage value received, or negative salvage. We accrue the estimated net costs of removal of transmission plant through negative salvage expense, which does not represent an existing legal obligation. As of September 30, 2007, we classified $1.8 million for negative salvage as a regulatory liability included in deferred credits and other on the accompanying balance sheet. Composite rates are applied to all other functional groups of property having similar economic characteristics. See Note 4 for changes to our depreciation rate effective January 1, 2007.
2. CREDIT FACILITIES AND LONG-TERM DEBT
On April 27, 2007, we entered into a $250 million amended and restated revolving credit agreement (the “2007 Credit Agreement”) with certain financial institutions. The 2007 Credit Agreement was used to refinance the outstanding indebtedness under our $175 million revolving credit agreement dated as of May 16, 2005 and was used to repay all of the $150 million of our 6.25 percent Senior Notes due May 1, 2007. The 2007 Credit Agreement can also be used to finance permitted acquisitions, pay related fees and expenses, issue letters of credit and provide for ongoing working capital needs and for other general business purposes, including capital expenditures.
We may, at our option, so long as no default or event of default has occurred and is continuing, elect to increase the capacity under our 2007 Credit Agreement by an aggregate amount not to exceed $100 million, provided that lenders are willing to commit additional amounts. At our option, the interest rate on the outstanding borrowings may be the lenders’ base rate or the London Interbank Offered Rate plus a spread that is based on our long-term unsecured credit ratings. The 2007 Credit Agreement permits us to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. We are required to pay a facility fee of 0.05 percent based on the principal amount of the commitment of $250 million. The term of the agreement is five years, with options for two one-year extensions. At September 30, 2007, amounts outstanding under the 2007 Credit Agreement were $160 million at an average interest rate of 5.71 percent.
Under the 2007 Credit Agreement, we are required to comply with certain financial, operational and legal covenants. Among other things, we are required to maintain a ratio of total debt to EBITDA (net income plus interest expense, income taxes, depreciation and amortization and all other non-cash charges) of no more than 4.75 to 1. Pursuant to the 2007 Credit Agreement, if one or more acquisitions are consummated in which the aggregate purchase price is $25 million or more, the allowable ratio of total debt to EBITDA is increased to 5.50 to 1 for the first three full calendar quarters following the acquisition. Upon any breach of these covenants, amounts outstanding under the 2007 Credit Agreement may become immediately due and payable. At September 30, 2007, we were in compliance with all of our financial covenants.
3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We utilize financial instruments to reduce our market risk exposure to interest rate fluctuations and achieve a more predictable cash flow. We follow established policies and procedures to assess risk and approve, monitor and report our financial instrument activities. We do not use these instruments for trading purposes.
In August 2007, we entered into a zero cost interest rate collar agreement (the “Collar Agreement”) to limit the variability of the interest rate on $140 million of variable-rate borrowings during the period from October 30, 2007 through October 30, 2009 to a range between a floor of 4.35 percent and a cap of 5.36 percent. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, No. 138 and No. 149, we have designated the Collar Agreement as a cash flow hedge. At September 30, 2007, the balance sheet reflected an unrealized loss of approximately $0.6 million with a corresponding decrease to accumulated other comprehensive income (loss) related to the changes in fair value of the Collar Agreement since inception. Since inception, no amounts have been recognized in income due to ineffectiveness or amounts received or paid under the Collar Agreement. The Collar Agreement is expected to have no ineffectiveness during its contractual life.
We record in accumulated other comprehensive income (loss) amounts related to terminated interest rate swap agreements for cash flow hedges and amortize these amounts to interest expense over the term of the hedged debt. During the three and nine months ended September 30, 2007, we amortized approximately $0.3 million and $1.2 million, respectively, as a reduction to interest expense from accumulated other comprehensive income. We expect to amortize approximately $0.4 million in the fourth quarter of 2007.
We record in long-term debt amounts received or paid related to terminated interest rate swap agreements for fair value hedges and amortize these amounts to interest expense over the remaining original term of the interest rate swap agreements. During the nine months ended September 30, 2007, we amortized approximately $0.7 million as a reduction to interest expense on long-term debt. Amounts received or paid related to terminated interest rate swap agreements for fair value hedges were fully amortized at June 30, 2007.
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
The compressor usage surcharge rate is designed to recover the actual costs of electricity at our electric compressors and any compressor fuel use taxes imposed on our pipeline system. Any difference between the compressor usage surcharge collected and the actual costs for electricity and compressor fuel use taxes is recorded as either an increase to expense for an over recovery of actual costs or as a decrease to expense for an under recovery of actual costs, and is included in operations and maintenance expense on the income statement and as either a regulatory liability or a regulatory asset, respectively, on the balance sheet. The compressor usage surcharge rate is adjusted annually. The regulatory liability or regulatory asset will reflect the net over or under recovery of actual compressor usage related costs at the date of the balance sheet. As of September 30, 2007, we had recorded $1.5 million as a regulatory asset on the accompanying balance sheet for the net under recovery of compressor usage related costs.
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
6. ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. The effect of adopting SFAS No. 157 is not expected to be material to our results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which permits entities to choose to measure selected financial assets and financial liabilities at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses in earnings, on items for which the fair value option has been elected, at each subsequent reporting date. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. The effect of adopting of SFAS No. 159 is not expected to be material to our results of operations or financial position.
7. SUBSEQUENT EVENTS
We make distributions to our general partners approximately one month following the end of the quarter. A cash distribution of approximately $47.7 million was declared and paid on November 1, 2007 for the third quarter of 2007.

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
Amended and Restated Credit Facility — On April 27, 2007, we entered into a $250 million five-year revolving credit agreement with certain financial institutions. Additional information about our new credit agreement is included in this report under “Liquidity and Capital Resources.”
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
Known Trends and Uncertainties
Supply — We continue to see a decline in Canadian natural gas available for export as compared to the same period last year.  Due to favorable market conditions in the markets we serve, the decline in Canadian supply available for export has not negatively impacted our throughput in 2007. We expect the decline in Canadian gas supply available for export to continue due to declining production and rising demand in Alberta primarily due to natural gas consumption associated with the development and production of oil sand reserves. A reduction in the amount of available supply for export will continue to be a negative development for all U.S. pipelines that import natural gas from Canada, but the impact on us will depend upon competitive factors and prevailing market conditions.

Competition — Supply competition from other natural gas sources can adversely impact demand for transportation on our pipeline. We anticipate further growth in supplies from the Rocky Mountain region will create additional supply in the markets we serve.  The Rockies Express Pipeline, a 1,679 mile pipeline system from Rio Blanco County, Colorado to Monroe County, Ohio, will increase supply competition in Midwestern markets. The western segment of the Rockies Express Pipeline, from Colorado to Missouri, is anticipated to be placed in service by early 2008, and initially is expected to add more supply competition in markets served by us. The eastern segment of the Rockies Express Pipeline, from Missouri to Ohio, is expected to be placed in service by June 2009, and is anticipated to transport natural gas further east, potentially mitigating excess supply in our market region. Also, pipeline projects to move growing East Texas production to markets in the eastern U.S. will determine the level of supply competition we face from this region.
Contracting risk — Our average contracted capacity was 96 percent and 97 percent of design capacity for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, substantially all of our design capacity was contracted on a firm basis for the fourth quarter of 2007 and first quarter of 2008. As of September 30, 2007, we have approximately 980 MMcf/d or 41 percent of design capacity uncontracted beginning in the second quarter of 2008. Prevailing market conditions and competitive factors in North America, including the Rockies Express Pipeline, will continue to impact the value of our transportation and our ability to market this available capacity.  We expect to continue to discount transportation capacity as needed to optimize revenue.
Effect of Rate Case — Long term rates were reduced and short-term seasonal rates were implemented effective January 1, 2007 as a result of our rate case settlement, discussed under “Regulatory Developments” in this section. Revenues for the year 2007 are expected to be comparable to 2006 primarily due to the implementation of seasonal rates and favorable contracting experience for 2007.
Regulatory Developments
Rate Case — The settlement of our 2005 rate case was approved by the FERC in November 2006. The settlement established maximum long-term mileage-based rates and charges for transportation on our system. Beginning January 1, 2007, overall rates were reduced, compared with rates prior to the filing, by approximately 5 percent. For the full transportation route from Port of Morgan, Montana to the Chicago area, the previous charge of approximately $0.46 per Dth is now approximately $0.44 per Dth, which is comprised of a reservation rate, commodity rate and a compressor usage surcharge rate. The factors used in calculating depreciation expense for transmission plant were increased from 2.25 percent to 2.40 percent. The settlement also provided for seasonal rates for short-term transportation services. Seasonal maximum rates vary on a monthly basis from approximately $0.54 per Dth to approximately $0.29 per Dth for the full transportation route from Port of Morgan, Montana to the Chicago area.
The compressor usage surcharge rate is designed to recover the actual costs of electricity at our electric compressors and any compressor fuel use taxes imposed on our pipeline system. Any difference between the compressor usage surcharge collected and the actual costs for electricity and compressor fuel use taxes is recorded as either an increase to expense for an over recovery of actual costs or as a decrease to expense for an under recovery of actual costs, and is included in operations and maintenance expense on the income statement and as either a regulatory liability or a regulatory asset, respectively, on the balance sheet. The compressor usage surcharge rate is adjusted annually. The regulatory liability or regulatory asset will reflect the net over or under recovery of actual compressor usage related costs at the date of the balance sheet. As of September 30, 2007, we had recorded $1.5 million as a regulatory asset on the accompanying balance sheet for the net under recovery of compressor usage related costs.
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
Operating Results
Net income to partners was $32.7 million for the three months ended September 30, 2007; a decrease of $1.0 million, or 3 percent, compared with $33.7 million for the same period last year, primarily due to decreased revenue, decreased other income and increased operating expenses.
Net income to partners was $89.8 million for the nine months ended September 30, 2007; a decrease of $6.6 million, or 7 percent, compared with $96.4 million for the same period last year, primarily due to decreased revenue and increased operating expenses.
Operating revenue decreased $0.6 million, or 1 percent, for the three months ended September 30, 2007 compared with operating revenue, net of the provision for rate refunds, for the same period last year primarily due to the following:
•	decreased revenue of $1.6 million primarily related to the reduction of long-term rates effective January 1, 2007 and an increase in volumes sold at a discount; and

•	decreased revenue of $0.5 million related to decreased demand for other transportation services; offset by

•	a reduction to net revenue of $1.5 million in the third quarter of 2006 due to an increase in our provision for billings subject to refund related to revenue recorded in the second quarter of 2006. The increase in our provision for billings subject to refund was made to reflect the filed settlement of our rate case.
Operating revenue decreased $3.5 million, or 2 percent, for the nine months ended September 30, 2007 compared with operating revenue, net of the provision for rate refunds, for the same period last year due to the following:
•	decreased revenue of $6.4 million primarily related to the reduction of long-term rates effective January 1, 2007 and an increase in volumes sold at a discount; offset by

•	additional revenue of $2.0 million due to contracts related to the Chicago III Expansion Project; and

•	increased revenue of $0.9 million related to increased demand for other transportation services.
Effective May 1, 2006, our revenues were collected subject to possible refunds upon final FERC orders. Based on the settlement of the 2005 rate case, we made refunds to our customers in the fourth quarter of 2006. Additional information about the settlement of the 2005 rate case is included in this section under “Regulatory Developments.”
Operations and maintenance expense increased $0.1 million, or 1 percent, for the three months ended September 30, 2007 compared with the same period last year primarily due to the following:
•	increased electric compression charges of $0.6 million primarily related to increased usage and electric rates; and

•	increased expense of $0.4 million related to a credit to expense during the third quarter of 2006 for our 2005 rate case; offset by

•	decreased expense of $1.1 million related to the net under recovery of the compressor usage surcharge.
Operations and maintenance expense increased $2.8 million, or 8 percent, for the nine months ended September 30, 2007 compared with the same period last year primarily due to the following:

•	a transition related charge during the second quarter of 2007 of $2.3 million related to the reimbursement for shared equipment and furnishings acquired by ONEOK Partners and previously used to support our operations;

•	increased electric compression charges of $1.7 million primarily related to the Chicago III Expansion Project and increased usage and electric rates; offset by

•	decreased expense of $1.4 million related to the net under recovery of the compressor usage surcharge.
The remaining decrease in net income of $0.3 million for the three months ended September 30, 2007 compared with the same period last year was due to increased depreciation and amortization and decreased other income, partially offset by decreased taxes other than income.
The remaining decrease in net income of $0.3 million for the nine months ended September 30, 2007 compared with the same period last year was due to increased depreciation and amortization, partially offset by decreased taxes other than income.
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
Debt and Credit Facilities — The following table summarizes our debt and credit facilities outstanding as of September 30, 2007:

		Payments Due by Period
	Total	Less Than One	Long-Term
	Outstanding	Year	Portion
	(In thousands)
$250 million credit agreement(a)	$160,000	$—	$160,000
7.75% senior notes due 2009	200,000	—	200,000
7.50% senior notes due 2021	250,000	—	250,000

Total	$610,000	$—	$610,000

(a)	We are required to pay a facility fee of 0.05% on the principal commitment amount of our credit agreement.
Amended and Restated Credit Agreement
On April 27, 2007, we entered into a $250 million amended and restated revolving credit agreement (the “2007 Credit Agreement”) with certain financial institutions. The 2007 Credit Agreement was used to refinance the outstanding indebtedness under our $175 million revolving credit agreement dated as of May 16, 2005 and was used to repay all of the $150 million of our 6.25 percent Senior Notes due May 1, 2007. The 2007 Credit Agreement can also be used to finance permitted acquisitions, pay related fees and expenses, issue letters of credit and provide for ongoing working capital needs and for other general business purposes, including capital expenditures.
We may, at our option, so long as no default or event of default has occurred and is continuing, elect to increase the capacity under our 2007 Credit Agreement by an aggregate amount not to exceed $100 million, provided that lenders are willing to commit additional amounts. At our option, the interest rate on the outstanding borrowings may be the lenders’ base rate or the London Interbank Offered Rate plus a spread that is based on our long-term unsecured credit ratings. The 2007 Credit Agreement permits us to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period. We are required to pay a facility fee of 0.05 percent based on the principal amount of the commitment of $250 million. The term of the agreement is five years, with options for two one-year extensions. At September 30, 2007, amounts outstanding under the 2007 Credit Agreement were $160 million at an average interest rate of 5.71 percent.
Under the 2007 Credit Agreement, we are required to comply with certain financial, operational and legal covenants. Among other things, we are required to maintain a ratio of total debt to EBITDA (net income plus interest expense, income taxes, depreciation and amortization and all other non-cash charges) of no more than 4.75 to 1. Pursuant to the 2007 Credit Agreement, if one or more acquisitions are consummated in which the aggregate purchase price is $25 million or more, the allowable ratio of total debt to EBITDA is increased to 5.50 to 1 for the first three full calendar quarters following the acquisition. Upon any breach of these covenants, amounts outstanding under the 2007 Credit Agreement may become immediately due and payable. At September 30, 2007, we were in compliance with all of our financial covenants.
Interest Rate Collar Agreement
In August 2007, we entered into a zero cost interest rate collar agreement (the “Collar Agreement”) to limit the variability of the interest rate on $140 million of variable-rate borrowings during the period from October 30, 2007 through October 30, 2009 to a range between a floor of 4.35 percent and a cap of 5.36 percent. We have designated the Collar Agreement as a cash flow hedge. At September 30, 2007 the balance sheet reflected an unrealized loss of approximately $0.6 million with a corresponding decrease to accumulated other comprehensive income (loss) related to the changes in fair value of the Collar Agreement since inception. Since inception, no amounts have been recognized in income due to ineffectiveness of the Collar Agreement.
Cash Flow Analysis
Operating Activities — Cash provided by operating activities was $139.0 million for the nine months ended September 30, 2007, a decrease of $14.7 million as compared with the same period last year. The decrease to cash provided from operating activities was primarily due to decreased cash received from customers due to lower revenues and increased cash paid for interest due to timing of interest payments.
Investing Activities — Cash used in investing activities was $7.4 million for the nine months ended September 30, 2007, compared with $17.0 million for the same period last year. Maintenance capital expenditures were $7.4 million and $6.7 million during the nine months ended September 30, 2007 and 2006, respectively. In 2007, maintenance capital expenditures included $1.3 million related to the reimbursement for shared equipment and furnishings acquired by ONEOK Partners and used to support our operations. Growth capital expenditures of $10.3 million for the nine months ended September 30, 2006 were primarily related to the Chicago III Expansion Project.
Financing Activities
Cash used in financing activities was $120.2 million for the nine months ended September 30, 2007, compared with $138.8 million for the same period last year.
During the second quarter of 2007, we received equity contributions of $15.0 million from our general partners, which fulfilled the previously approved 2007 equity cash calls. The proceeds were used to repay indebtedness. We received equity contributions from our general partners of $10.3 million during the first quarter of 2006 to fund approximately 50 percent of the Chicago III Expansion Project capital costs.
Distributions to partners, which are calculated using operating results from the preceding quarter, decreased $5.2 million during the nine months ended September 30, 2007, compared with the same period last year primarily due to lower net income partially offset by decreased maintenance capital expenditures.
Net repayments of debt were $10.0 million for the nine months ended September 30, 2007 compared to $19.0 million for the same period last year. On May 1, 2007, we repaid all of the $150 million of our 6.25 percent Senior Notes that were due, with borrowings under our 2007 Credit Agreement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions which cannot be known with certainty that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from our estimates. There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2007.
Information about our critical accounting estimates is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Estimates,” in our annual report on Form 10-K for the year ended December 31, 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. The effect of adopting SFAS No. 157 is not expected to be material to our results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which permits entities to choose to measure selected financial assets and financial liabilities at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses in earnings, on items for which the fair value option has been elected, at each subsequent reporting date. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. The effect of adopting SFAS No. 159 is not expected to be material to our results of operations or financial position.
FORWARD-LOOKING STATEMENTS
The statements in this quarterly report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include:
•	the impact of unsold capacity being greater or less than expected;

•	the ability to market pipeline capacity on favorable terms, which is affected by:
•	future demand for and prices of natural gas;

•	competitive conditions in the overall natural gas and electricity markets;

•	availability of supplies of Canadian and U.S. natural gas;

•	availability of additional storage capacity;

•	weather conditions; and

•	competitive developments by Canadian and U.S. natural gas transmission companies;
•	the Alberta (Canada) government’s decision to implement a new royalty regime effective January 2009 may affect the volume of Canadian natural gas available for export;

•	performance of contractual obligations by our customers;

•	the ability to recover operating costs, costs of property, plant and equipment and regulatory assets in our FERC-regulated rates;

•	our ability to control operating costs;

•	conditions in the capital markets and our ability to access the capital markets;

•	risks inherent in the use of information systems in our business, implementation of new software and hardware, and the impact on the timeliness of information for financial reporting; and

•	acts of nature, sabotage, terrorism or other similar acts causing damage to our facilities or our suppliers’ or shippers’ facilities.

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
In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we record financial instruments on the balance sheet as assets and liabilities based on fair value. We estimate the fair value of financial instruments using available market information and appropriate valuation techniques. Changes in financial instruments’ fair value are recognized in earnings unless the instrument qualifies as a hedge under SFAS No. 133 and meets specific hedge accounting criteria. Qualifying financial instruments’ gains and losses may offset the hedged items’ related results in earnings for a fair value hedge or be deferred in accumulated other comprehensive income for a cash flow hedge.
Interest Rate Risk — We utilize both fixed- and variable-rate debt and are exposed to market risk due to the floating interest rates under our 2007 Credit Agreement. We regularly assess the impact of interest rate fluctuations on future cash flows and evaluate hedging opportunities to mitigate our interest rate risk. We maintain a significant portion of our debt at fixed rates to reduce our sensitivity to interest rate fluctuations. As of September 30, 2007, 74 percent of our outstanding debt was at fixed rates. If interest rates hypothetically increased 1 percent on our variable-rate borrowings outstanding of $160 million at September 30, 2007, our annual interest expense would increase by approximately $1.6 million.
In August 2007, we entered into a Collar Agreement to limit the variability of the interest rate on $140 million of variable-rate borrowings during the period from October 30, 2007 through October 30, 2009 to a range between a floor of 4.35 percent and a cap of 5.36 percent.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — As of the end of the period covered by this report, the officers of TransCanada Northern Border, including the officers who are the equivalent of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation, they concluded that as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the management of TransCanada Northern Border, including the officers of TransCanada Northern Border who are the equivalent of our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
The following new or modified risk factors should be read in conjunction with the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2006:
Risks Inherent in Our Business
Our operations are subject to operational hazards and unforeseen interruptions, which could adversely affect our business and for which we may not be adequately insured.
Our operations are subject to all of the risks and hazards typically associated with the operation of a natural gas transportation pipeline system. Operating risks include, but are not limited to, leaks, pipeline ruptures, the breakdown or failure of equipment or processes, and the performance of pipeline facilities below expected levels of capacity and efficiency. Other operational hazards and unforeseen interruptions include adverse weather conditions, accidents, the collision of equipment with our pipeline facilities (which may occur if a third party were to perform excavation or construction work near our facilities), and catastrophic events such as explosions, fires, earthquakes, floods or other similar events beyond our control. It is also possible that our infrastructure facilities could be direct targets or indirect casualties of an act of terrorism. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage. Liabilities incurred, and interruptions to the operation of our pipeline, for short or extended durations, caused by such an event, could reduce revenues generated by us and increase expenses, thereby impairing our ability to meet our obligations. Insurance proceeds may not be adequate to cover all liabilities or expenses incurred or revenues lost.
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

NORTHERN BORDER PIPELINE COMPANY (A Texas General Partnership)

	By:	TransCanada Northern Border Inc., Operator

Date: November 2, 2007	By:	/s/ Patricia M. Wiederholt

Patricia M. Wiederholt
Principal Financial Officer and Controller

EXHIBIT INDEX

Exhibit No.	Description

†31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

†31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

†32.1	Section 1350 Certification of Principal Executive Officer.

†32.2	Section 1350 Certification of Principal Financial Officer.

†	Filed herewith